Form 10-Q
period 1996-06-30
MERIDIAN DATA INC
filed 1996-08-12
CIK 864568

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number   0-21200

                              MERIDIAN DATA, INC.
             (Exact name of registrant as specified in its charter)

          California                                         77-0188708
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)


5615 Scotts Valley Drive, Scotts Valley, California             95066
     (Address of principal executive office)                  (Zip Code)

                                 (408) 438-3100
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No .

         The number of shares of Common Stock, no par value, outstanding on August 7, 1996, was 9,582,036.





Exhibit index on page 17.                                          Page 1 of 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MERIDIAN DATA, INC.
BALANCE SHEETS

                                                      June 30,      December 31,
(In thousands)                                           1996              1995
- - -------------------------------------------------------------------------------
ASSETS                                             (unaudited)
Current assets:
     Cash and cash equivalents                       $ 32,494         $  11,752
     Marketable securities                              7,006             5,900
     Accounts receivable (net of allowance
        for returns and doubtful accounts of $582
        and $770, respectively)                         2,949             2,772
     Inventories                                        1,186             1,118
     Other assets                                         387               126
                                                     --------         ---------
         Total current assets                          44,022            21,668

Property and equipment,
   less accumulated depreciation                          704               569
Other assets                                               39                16
                                                     --------         ---------
                                                     $ 44,765         $  22,253
                                                     ========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $  2,317         $   2,419
     Accrued payroll and related expenses                 955             1,442
     Accrued advertising and promotion                    479               430
     Other accrued liabilities                          1,312             1,589
                                                     --------         ---------
         Total current liabilities                      5,063             5,880
                                                     --------         ---------

Shareholders' equity:
     Common stock                                      69,979            48,994
     Unrealized gains on marketable securities             95                 6
     Accumulated deficit                              (30,372)          (32,627)
                                                     --------         ---------
         Total shareholders' equity                    39,702            16,373
                                                     --------         ---------
                                                     $ 44,765         $  22,253
                                                     ========         =========









The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF OPERATIONS
                                    Three months ended         Six months ended
                       June 30,         June 30,          June 30,      June 30,
($000, except per share data,
  unaudited)                           1996        1995        1996        1995
- - -------------------------------------------------------------------------------
Revenues:
     Product sales                  $ 6,402     $ 4,592     $13,464     $ 8,970
     Other revenue                        -         369           -       1,869
                                     ------      ------      ------      ------
         Total revenues               6,402       4,961      13,464      10,839
                                     ------      ------      ------      ------
Costs and expenses:
     Cost of product sales            2,331       2,508       5,498       5,112
     Amortization of purchased
          technology                      -         226           -         455
     Research and development           770         524       1,521       1,224
     Sales and marketing              1,835       1,472       3,599       2,885
     General and administrative         515         454       1,047       1,073
                                     ------      ------      ------      ------
         Total costs and expenses     5,451       5,184      11,665      10,749
                                     ------      ------      ------      ------
Income (loss) from operations           951        (223)      1,799          90
Interest income                         350         185         571         369
                                     ------      ------      ------      ------
Pretax income (loss)                  1,301         (38)      2,370         459
Provision for income taxes              (59)          -        (115)        (15)
                                     ------      ------      ------      ------
Net income (loss)                   $ 1,242     $   (38)    $ 2,255     $   444
                                     ======      ======      ======      ======
Net income (loss) per share         $  0.13     $ (0.00)    $  0.24     $  0.05
                                     ======      ======      ======      ======
Weighted average common shares and
     common stock equivalents         9,892       7,841       9,299       8,225
                                     ======      ======      ======      ======
















The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                       Six months ended June 30,
(In thousands, unaudited)                                    1996          1995
- - -------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                           $ 2,255       $   444
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
     Compensation expense related to stock options
          issued below market value                            24            15
     Depreciation and amortization                            181           547
     Changes in assets and liabilities:
          Accounts receivable                                (177)         (290)
          Inventories                                         (68)          124
          Other assets                                       (284)         (122)
          Accounts payable                                   (102)         (429)
          Accrued payroll and related expenses               (487)           34
          Deferred product and service revenue                  -          (567)
          Other current liabilities                          (228)         (758)
                                                           ------        ------
     Net cash provided by (used in) operating activities    1,114        (1,002)
                                                           ------        ------
Cash flows from investing activities:
     Redemption of marketable securities                    8,531         2,639
     Additions to marketable securities                    (9,548)       (1,108)
     Restricted cash released from escrow account               -         1,825
     Purchase of property and equipment                      (316)         (171)
                                                           ------        ------
     Net cash (used in) provided by investing activities   (1,333)        3,185
                                                           ------        ------

Cash flows from financing activities:
     Issuance of common stock, net                         36,976             -
     Repurchase of common stock                           (16,716)            -
     Issuance of common stock related to stock plans          701           320
                                                           ------        ------
     Net cash provided by financing activities             20,961           320
                                                           ------        ------

Net increase in cash and cash equivalents                  20,742         2,503
Cash and cash equivalents at:
     beginning of period                                   11,752         8,692
                                                           ------        ------
     end of period                                        $32,494       $11,195
                                                           ======        ======
Statement of cash flows supplemental disclosure:
         Total cash paid for interest during the period   $     8       $     9
         Total cash paid for taxes during the period           76             1
         Restricted cash used to repay notes payable            -        19,444
Noncash investing and financing activities:
         Conversion of notes payable to common stock            -         1,757

The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                        NOTES TO FINANCIAL STATEMENTS For
                The Three and Six Months Ended June 30, 1996, and
                                  June 30, 1995

NOTE 1. GENERAL

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K, and the Company's Registration Statement on Form S-3 dated April 25, 1996. Results for the interim period are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.

NOTE 2.  INCOME TAXES

The Company's effective tax rate for the first six months of 1996 and 1995 were approximately 5% and 3%, respectively. This rate is lower than the expected statutory rate due to the utilization of net operating loss carryforwards. The Company's tax liability results from federal and state alternative minimum taxes.

NOTE 3.  INVENTORIES CONSIST OF THE FOLLOWING (IN THOUSANDS):

                         June 30, 1996    December 31, 1995
                         -------------    -----------------
                            (unaudited)
         Raw materials         $   840              $   905
         Work-in-progress          346                  213
                                ------               ------
                               $ 1,186              $ 1,118
                                ======               ======


NOTE 4.  SHAREHOLDERS' EQUITY

On April 30, 1996, the Company completed an offering of 2,645,000 shares of its Common stock at an offering price of $15.00 per share (the "Offering"). The net proceeds from the Offering were $37.0 million. In conjunction with the Offering, the Company acquired an option to repurchase 1.2 million shares of Common stock from certain shareholders. The Company exercised the Option on May 1, 1996, for an aggregate of $16.7 million (the "Option"). The balance of the net proceeds from the Offering were $20.3 million and were invested in marketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
         Prior to 1995, the Company (then known as Parallan Computer, Inc.) developed and supported high performance network superservers. During 1994, the Company exited this business and product line, which had generated substantial losses. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. Meridian now provides CD-ROM networking software and systems that enable multiple users on a network to simultaneously share CD-ROM titles from their desktops. The Company's software supports a broad array of personal computer and network operating systems and provides access to networked CD-ROMs in heterogeneous environments. To meet customer demands for integrated solutions, Meridian provides systems containing the Company's networking software and CD-ROM servers configured by Meridian from third party components.

         Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; seasonality; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and value-added resellers ("VARs"). In 1995, identifiable sales to federal governmental agencies accounted for approximately 17% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Risk factors" beginning on page 10 of this report; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

         Product sales in the second quarter and first six months of 1996 increased $1.8 million and $4.5 million, or 39% and 50%, respectively, over the corresponding periods of 1995. The Company's sales increase over 1995 was due primarily to the impact of the full line of new products available for sale for all of 1996 versus the 1995 sales mix of old and new software technology. Meridian's sales and marketing focus in the first half of 1996 has been on Windows NT and NetWare value-added resellers. The heightened Company and customer focus on software has resulted in a shift in Meridian's revenue mix towards higher software content and lower sales of hardware. Included in the Company's second quarter sales was approximately $330,000 from the sale of two software site licenses. Meridian is pursuing additional site licenses, but there can be no assurance that such licenses will be successfully sold. In addition, due to the long and complex sales cycle for site licenses, the future timing of such revenue or its actual realization can not be predicted. The failure to sell additional site licenses in future quarters could adversely affect the Company's product sales. Due to the Company's focus on software over the past year, the rate of growth in the Company's hardware sales decreased, while that of software increased, from the first quarter of 1996 to the second quarter of 1996. If this trend were to continue, and software site license sales not to occur, the Company's revenues and earnings could fall below analysts expectations.

         Meridian believes that due to hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As a result, the Company focuses on the development of its proprietary software and works to ensure that its software is independent of the Meridian hardware platform.

OTHER REVENUE

         There was no other revenue recognized during 1996. Other revenue in the second quarter and first six months of 1995 was derived from the one-time sale of certain software related to the Company's former network superserver product line and project revenue deferred from 1993.

COST AND EXPENSES

COST OF SALES

         The Company's gross margin, including other revenue and amortization of purchased technology, increased from 45% in the second quarter of 1995 to 64% for the second quarter of 1996. This increase was generally due to site licenses sold during the second quarter of 1996, increased sales of Meridian's stand alone software products, completion of the amortization of purchased technology in June of 1995, and decreases in the cost of CD-ROM drives. Due to the long and complex sales cycle for site licenses, the future timing of such revenue or its actual realization can not be predicted. The failure to close additional site licenses in future quarters could adversely affect the Company's gross margin. The Company's gross margin increased to 59% for the first six months of 1996 from 49% for the corresponding period of 1995. This increase was brought about by the aforementioned site licenses, completion of the amortization of purchased technology, and higher margins on the Company's overall product line.

         A major component of Meridian's product cost is the cost of CD drives, which are primarily of Japanese origin. These, and certain other components, are only available from a limited number of manufacturers. Given the growth in the overall market demand for CD drives, the Company has experienced temporary delays in obtaining the drives required for its products in the past. In order to minimize manufacturing disruptions, the Company attempts to source drives both through long-term commitments and spot market purchases. There can be no assurance that Meridian will be successful in securing such commitments or obtaining drives on the spot market at reasonable prices, or that drive prices will continue to decrease. If the Company is successful in obtaining dependable drive sources, it may have to increase its inventory of CD drives.

AMORTIZATION OF PURCHASED TECHNOLOGY

         Amortization of purchased technology was $226,000 and $455,000, respectively, for the three and six months ended June 30, 1995. Technology acquired in the purchase of MDI was amortized over its estimated useful life of seven months.
Purchased technology had been completely amortized by June 30, 1995.

RESEARCH AND DEVELOPMENT

         Total research and development expense increased to $0.8 million and $1.5 million for the second quarter and first six months of 1996, respectively, from $0.5 million and $1.2 million for the corresponding periods of 1995. This was due primarily to an increase in prototype expenses and personnel assigned to developing Meridian's recently announced software products, including CD Net for mixed Novell/NT network environments and CD NetLink. In addition, the Company's development efforts centered on a CD networking system for corporate intranets, which is expected to be released in the second half of 1996. Additional efforts continue to be centered on maintaining compatibility between the Company's software and evolving CD drive and SCSI adapter technology standards. The Company anticipates that research and development expense will increase in 1996.

         Total research and development expense in 1995 consisted primarily of salaries and related expenses incurred in the development of the Company's CD Net PLUS v6.0 and Windows NT compatible software.

         The Company believes that due to CD-ROM server hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As such, the Company devotes substantially all of its engineering resources towards software development. The Company's inability to anticipate and respond to technological and market changes or the Company's failure to incorporate new technologies in a timely manner could have a material adverse effect on the Company's business. In addition, there can be no assurance that Meridian's research and development efforts will result in the introduction of new products or that any of such products, if developed, will be commercially successful.

SALES AND MARKETING

         Sales and marketing expense increased from $1.5 million and $2.9 million in the second quarter and first six months, respectively, of 1995, to $1.8 million and $3.6 million, respectively, for the corresponding periods of 1996. These increases were primarily due to expenses incurred in opening and running the Company's European sales office and increased advertising costs.

Meridian  did not have a  European  sales  office in 1995.  Sales and  marketing expense consists primarily of payroll and related expense (including commissions), and advertising related expenses. The Company anticipates that sales and marketing expenses will increase in the future as a result of its continued expansion into Europe and costs incurred with the introduction of new products. Due to the lead times required to implement Meridian's new product strategies and European sales office, these expenses may increase, both in absolute and percentage terms, faster than any resulting sales.

GENERAL AND ADMINISTRATIVE

         General and administrative expense increased from $454,000 in the second quarter of 1995 to $515,000 for the corresponding period of 1996, primarily due to higher payroll costs. General and administrative expenses decreased from $1.1 million for the first six months of 1995 to $1.0 million for the corresponding period of 1996. This decrease was primarily due to lower occupancy costs. General and administrative expenses consist primarily of payroll, payroll related expenses, and occupancy expenses. The Company expects general and administrative expenses to increase in 1996 as a result of anticipated increases in headcount and facilities costs.

INTEREST INCOME

         Interest income increased from $0.2 million and $0.4 million for the second quarter and first six months of 1995, respectively, to $0.4 million and $0.6 million for the corresponding periods of 1996. This increase was due to a combination of higher invested balances and interest rates. Future interest income will vary with interest rates and invested balances.

INCOME TAXES

         The Company's effective tax rate for the six months ending June 30, 1996 and 1995, was approximately 5% and 3%, respectively. These rates are lower than the expected statutory rate due to the utilization of net operating loss carryforwards. Meridian does not expect such favorable tax rates in the future years. The Company's tax liability results from federal and state alternative minimum taxes, as well as state franchise taxes. Meridian recorded no tax liability for the second quarter of 1995 due to a small net loss.

CAPITAL RESOURCES AND LIQUIDITY

         Meridian's source of cash from operations for the six months ended June 30, 1996 was net income from operations adjusted for noncash depreciation and amortization. These were partially offset by increased inventories and accounts receivable, and reduced accounts payable and accrued payroll. The Company's accounts receivable balance increased due to the timing of sales during the second quarter of 1996. The lower accrued payroll was due to payment of commissions and incentives accrued for at December 31, 1995.

         On April 30, 1996, the Company completed an offering of 2,645,000 shares of its Common stock at an offering price of $15.00 per share. The net proceeds from the Offering were $37.0 million. In conjunction with the Offering, the Company acquired an option to repurchase 1.2 million shares of Common stock from certain shareholders. The Company exercised the Option on May 1, 1996 for an aggregate of $16.7 million. The balance of the net proceeds from the Offering were $20.3 million and were invested in marketable securities.

         At June 30, 1996, Meridian's principal source of liquidity consisted of cash and short-term investments totaling $39.5 million and accounts receivable of $2.9 million. The Company believes that its current cash and short-term investments, accounts receivable, and cash flow from operations will satisfy its working capital and capital expenditure requirements for at least through the end of 1997.

RISKS

         THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS REPORT. THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS.

OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. Although the Company has operated profitably since then, there can be no assurance that profitable operations will be sustained.

         Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. This may result in quarterly fluctuations in revenue, and the inability to adjust expenses to match such quarterly revenue, which may lead to substantial fluctuations in net operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and value-added resellers ("VARs"). In 1995, identifiable sales to federal governmental agencies accounted for approximately 17% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

DEPENDENCE ON THIRD PARTY DISTRIBUTORS. The Company derives substantially all of its product sales through distributors and VARs. Two distributors and one VAR accounted for 19%, 13% and 9%, respectively, of the Company's 1995 product sales. The loss of either of these distributors or the VAR, or certain other distributors or VARs, would have a material adverse effect on the Company's business and results of operations. The Company's contractual relationships with its distributors and VARs are generally cancelable upon notice to the Company.

Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Because the Company sells a significant portion of its products through distributors and VARs, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's distributors typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business or results of operations. The Company's results of operations could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly, and in many cases may not be related to end user demand. New products may require different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON THIRD PARTY SUPPLIERS. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD-ROM drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. Over the last twelve months, there has been significant growth in the demand for CD-ROM drives. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; POTENTIAL FOR PRODUCT DEFECTS. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements.

The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Due to their complexity and sophistication, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its products have been commercially released. There can be no assurance that software defects will not cause delays in product introductions and shipments or loss of or delay in market acceptance, result in increased costs, require design modifications, or impair customer satisfaction. Any such event could materially adversely affect the Company's business, financial condition and results of operations.

COMPETITION. The markets for the Company's products are extremely competitive. The Company expects that competition will increase as more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD-ROM networking market include other suppliers of CD-ROM networking software and hardware such as Microtest, Inc. and Microdesign International. The Company also competes indirectly with suppliers of personal computers and network operating systems such as Microsoft and Novell, to the extent such companies include CD-ROM networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD-ROM manufacturers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

EXPANSION OF INTERNATIONAL OPERATIONS. An important element of the Company's strategy is to expand its international operations. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could materially adversely affect the Company's business, financial condition and results of operations. International product sales were approximately 11% of total product sales in 1995. The Company's business and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and tariffs, duties and other trade barriers. For a discussion of the effect of fluctuations in the exchange rate of the Japanese yen on the cost of certain components used in the Company's products, see "Risk Factors - Dependence on Third Party Suppliers."

EMERGING MARKETS; PRODUCT CONCENTRATION. The Company's future financial performance will depend in large part on the growth in demand for CD-ROM networking products. While there is a substantial installed base of CD-ROM drives in the United States, the market for CD-ROM networking applications is relatively new and undeveloped. There can be no assurance that the Company's products will be widely accepted in these emerging markets. If the demand for CD-ROM networking products fails to continue to develop, or develops more slowly than the Company currently anticipates, the demand for the Company's products and the Company's business, financial condition and results of operations would be materially adversely affected. In addition, as CD-ROM server products become generally available, the Company anticipates that, as a percentage of product sales, systems sales will decline and software sales will increase. In the event that software sales do not increase in an amount sufficient to offset a decline in systems sales, the Company's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's key employees has an employment agreement with the Company, and the Company does not maintain key man insurance policies on the lives of its key employees. Although the Company's senior executives have lengthy experience in the computer industry, they have had only limited experience with the CD-ROM networking business that was acquired in December 1994. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PROPRIETARY RIGHTS. The Company's success depends in part upon protecting its proprietary technology. The Company relies on a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect its proprietary information. There can be no assurance however that the steps taken by the Company will be adequate to deter misappropriation or independent third party development of its technology or that its intellectual property rights can be successfully defended if challenged. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. Given the rapid development of CD-ROM technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on terms that are acceptable to the Company. The Company is not currently aware of any infringement of its proprietary rights, nor is it aware of any claims that its products infringe the rights of others.

POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD-ROM networking industry, changes in the general economy and other factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K filed on December 15, 1994 and incorporated herein by reference.

              3.1 Restated Articles of Incorporation of Parallan Computer, Inc. previously filed as Exhibit 3.1A to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

              3.1a Certificate of Amendment of the Articles of Incorporation of Parallan Computer, Inc. previously filed as Exhibit 3.1a to the Quarterly Report on From 10-Q for the period ended March 31, 1995, and incorporated herein by reference.

              3.1b Restated Certificate of Incorporation of Meridian Data, Inc. previously filed as Exhibit 3.1b to the Quarterly Report on From 10-Q for the period ended March 31, 1995, and incorporated herein by reference.

              3.2      Bylaws of Parallan Computer, Inc.  previously filed as
                       Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

              4.1 Specimen Common Stock certificate of Meridian Data, Inc. previously filed as Exhibit 4.1 to the Quarterly Report on From 10-Q for the period ended March 31, 1995, and incorporated herein by reference.

             10.1 Form of Indemnification Agreement for directors and officers previously filed as Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

             10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Form S-8 (Registration No. 333-2620) and incorporated herein by reference.

             10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

             10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

             10.5 Amended and Restated 1992 Employee Stock Purchase Plan and forms of subscription agreement previously filed as Exhibit 10.5 to the Quarterly Report on From 10-Q for the period ended March 31, 1995. and incorporated herein by reference.

             10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

             10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

             10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation filed as
                       Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

             10.16 Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as
                       Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.

             10.17 Meridian Data, Inc. 1995 Director Option Plan previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-2622) and incorporated herein by herein by reference.

             10.18 Stock option assignment and exercise agreement between the registrant, International Business Machines Corporation and certain shareholders of the Registrant dated March 6, 1996 previously filed as
                       Exhibit 10.17 to the Annual Report on From 10-K for the year ended December 31, 1995 and incorporated herein by reference.

             11        Statement re: computation of earnings per share.

             16.1 Letter regarding change in accountants previously filed as Exhibit 16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.

             27        Financial Data Schedules


         (b)      Reports on Form 8-K.
                  none


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
                                            MERIDIAN DATA, INC.


Date:     August 9, 1996                 /s/     GIANLUCA U. RATTAZZI
                                         Gianluca U. Rattazzi, President and
                                         Chief Executive Officer.


Date:    August 9, 1996                  /s/     ERIK E. MILLER
                                         Erik E. Miller, Vice President, Finance
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer.

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS


Exhibit           Item                                                    Page

   11             Statement re: computation of earnings per share.          19

   27             Financial Data Schedule                                   20

                                   EXHIBIT 11
                               MERIDIAN DATA, INC.
                   COMPUTATION OF NET INCOME (LOSS) PER SHARE


                                                     Three months ended June 30,
(In thousands, except per share data, unaudited)         1996              1995
- - -------------------------------------------------------------------------------

Net income (loss)..............................       $ 1,242           $   (38)
                                                       ======            ======
Weighted average shares outstanding :
Common stock...................................         9,104             7,841
Common stock issuable upon exercise of
   Options.....................................           788                 -
                                                       ------            ------
Weighted average common shares
   and equivalents.............................         9,892             7,841
                                                       ======            ======
Net Income (loss) per share....................       $  0.13           $ (0.00)
                                                       ======            ======

                                                       Six months ended June 30,
(In thousands, except per share data, unaudited)         1996              1995
- - -------------------------------------------------------------------------------

Net income ....................................       $ 2,255           $   444
                                                       ======            ======
Weighted average shares outstanding :
Common stock...................................         8,553             7,748
Common stock issuable upon exercise of
   Options.....................................           746               477
                                                       ------            ------
Weighted average common shares
   and equivalents.............................         9,299             8,225
                                                       ======            ======
Net Income (loss) per share....................       $  0.24           $  0.05
                                                       ======            ======