Form 10-Q
period 1996-09-30
MERIDIAN DATA INC
filed 1996-11-12
CIK 864568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0-21200

                               MERIDIAN DATA, INC.
             (Exact name of registrant as specified in its charter)

         California                              77-0188708
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                 Identification No.)


           5615 Scotts Valley Drive, California          95066
           ------------------------------------         -------
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

         The number of shares of Common Stock, no par value, outstanding on November 6, 1996, was 9,584,052.






Exhibit index on page 18.                                           Page 1 of 19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MERIDIAN DATA, INC.
BALANCE SHEETS

                                                     September 30,  December 31,
(In thousands)                                               1996          1995
--------------------------------------------------------------------------------
ASSETS                                                        (unaudited)
Current assets:
     Cash and cash equivalents                            $32,558       $11,752
     Marketable securities                                  6,678         5,900
     Accounts receivable (net of allowance
        for returns and doubtful accounts of $436
        and $770, respectively)                             3,508         2,772
     Inventories                                            1,354         1,118
     Other assets                                             378           126
                                                           ------        ------
         Total current assets                              44,476        21,668

Property and equipment,
   less accumulated depreciation                              712           569
Other assets                                                    7            16
                                                           ------        ------
                                                          $45,195       $22,253
                                                           ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 1,739       $ 2,419
     Accrued payroll and related expenses                   1,041         1,442
     Accrued advertising and promotion                        530           430
     Other accrued liabilities                              1,232         1,589
                                                           ------        ------
         Total current liabilities                          4,542         5,880
                                                           ------        ------

Shareholders' equity:
     Common stock                                          69,521        48,994
     Unrealized gains on marketable securities                  1             6
     Accumulated deficit                                  (28,869)      (32,627)
                                                           ------        ------
         Total shareholders' equity                        40,653        16,373
                                                           ------        ------
                                                          $45,195       $22,253
                                                           ======        ======









The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
INCOME STATEMENTS
                                   Three months ended         Nine months ended
(In thousands, except                    September 30,             September 30,
 per share data, unaudited)           1996       1995        1996          1995
-------------------------------------------------------------------------------
Revenues:
     Product sales                 $ 6,652    $ 6,630     $20,116       $15,600
     Other revenue                      --         --          --         1,869
                                    ------     ------      ------        ------
         Total revenues              6,652      6,630      20,116        17,469
                                    ------     ------      ------        ------

Costs and expenses:
     Cost of product sales           2,431      3,285       7,929         8,397
     Amortization of purchased
          technology                    --         --          --           455
     Research and development          821        610       2,342         1,834
     Marketing and sales             1,801      1,525       5,400         4,410
     General and administrative        534        549       1,581         1,622
                                    ------     ------      ------        ------
         Total costs and expenses    5,587      5,969      17,252        16,718
                                    ------     ------      ------        -------

Income from operations               1,065        661       2,864           751
Interest income                        520        203       1,091           572
                                    ------     ------      ------        ------
Income before income taxes           1,585        864       3,955         1,323
Provision for income taxes             (82)       (28)       (197)          (43)
                                    ------     ------      ------        ------
Net income                         $ 1,503    $   836     $ 3,758       $ 1,280
                                    ======     ======      ======        ======

Net income per share               $  0.15    $  0.10     $  0.39       $  0.16
                                    ======     ======      ======        ======

Weighted average common shares
  and common stock equivalents      10,041      8,471       9,549         8,173
                                    ======     ======      ======        ======


















The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                 Nine months ended September 30,
(In thousands, unaudited)                                 1996             1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                        $ 3,758          $ 1,280
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Compensation expense related to stock
         options issued below market value                  31               22
       Depreciation and amortization                       286              608
       Changes in assets and liabilities:
          Accounts receivable                             (736)          (1,004)
          Inventories                                     (236)             (86)
          Other assets                                    (243)             (56)
          Accounts payable                                (680)             522
          Accrued payroll and related expenses            (401)             441
          Deferred product and service revenue               -             (368)
          Other current liabilities                       (257)            (964)
                                                        ------           ------
         Net cash provided by operating activities       1,522              395
                                                        ------           ------

Cash flows from investing activities:
     Redemption of marketable securities                 2,841            4,160
     Additions to marketable securities                 (3,624)          (1,859)
     Restricted cash released from escrow account           --            1,757
     Purchase of property and equipment                   (429)            (306)
                                                        ------           ------
         Net cash (used in) provided by
              investing activities                      (1,212)           3,752
                                                        ------           ------

Cash flows from financing activities:
     Issuance of common stock, net                      36,971               --
     Repurchase of common stock                        (17,271)              --
     Issuance of common stock related to stock plans       796              396
                                                        ------           ------
         Net cash provided by financing activities      20,496              396
                                                        ------           ------

Net increase in cash and cash equivalents               20,806            4,543
Cash and cash equivalents at:
         beginning of period                            11,752            8,692
                                                        ------           ------
         end of period                                 $32,558          $13,235
                                                        ======           ======

Statement of cash flows supplemental disclosure:
     Total cash paid for interest during the period    $    14          $    12
     Total cash paid for taxes during the period            94               10
     Restricted cash used to repay notes payable            --           19,444
Noncash investing and financing activities:
     Conversion of notes payable to common stock            --            1,757

The accompanying notes are an integral part of these financial statements.

                                MERIDIAN DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      For The Three and Nine Months Ended
                   September 30, 1996, and September 30, 1995

Note 1. General

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K and the Company's Registration Statement on Form S-3 dated April 25, 1996. Results for the interim period are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.

Note 2.  Income taxes

The Company's effective tax rates for the first nine months of 1996 and 1995 were approximately 5% and 3%, respectively. These rates are lower than the expected statutory rates due to the utilization of net operating loss carryforwards. The Company's tax liability results from federal and state alternative minimum taxes.

Note 3.  Inventories consist of the following (in thousands):

                         September 30, 1996       December 31, 1995
                         ------------------       -----------------
                                 (unaudited)
            Raw materials            $1,111                  $  905
            Work-in-process             243                     213
                                      -----                   -----
                                     $1,354                  $1,118
                                      =====                   =====

Note 4.  Shareholders' equity

On April 30, 1996, the Company completed an offering of 2,645,000 shares of its Common Stock at an offering price of $15.00 per share (the "Offering"). The net proceeds from the Offering were $37.0 million. In conjunction with the Offering, the Company acquired an option to repurchase 1.2 million shares of Common stock from certain shareholders (the "Option"). The Company exercised the Option on May 1, 1996, for an aggregate of $16.7 million. The balance of the net proceeds from the Offering were $20.3 million and were invested in marketable securities.

On July 31, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to approximately 500,000 shares or 5% of the Company's outstanding Common Stock. Through September 30, 1996, Meridian had repurchased 62,500 shares of its Common Stock at an average price of $8.875.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
         Prior to 1995, the Company (then known as Parallan Computer, Inc.) developed and supported high performance network superservers. During 1994, the Company exited this business and product line, which had generated substantial losses. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. Meridian now provides CD-ROM networking software and systems that enable multiple users on a network to simultaneously access CD-ROM titles from their desktops. The Company's software supports a broad array of personal computer and network operating systems and provides access to networked CD-ROMs in heterogeneous environments. To meet customer demands for integrated solutions, Meridian provides systems containing the Company's networking software and CD-ROM servers configured by Meridian from third party components.

         Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; seasonality; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end-user demand for its products due to the sale of products through distributors and value-added resellers ("VARs"). In 1995, identifiable sales to federal governmental agencies accounted for approximately 17% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions.

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

Results of operations

Revenues

Product sales

         Product sales in the third quarter of 1996 were flat over the corresponding period of 1995. Meridian's sales and marketing emphasis in the first half of 1996 was on increasing its software business. The heightened Company and customer focus on software has resulted in a shift in Meridian's revenue mix towards higher software content and lower sales of hardware. As this trend accelerated, Meridian's revenue growth slowed, while gross margin increased. Beginning in late August, the Company refocused its sales and marketing efforts on its CD ROM networking systems. If successful, this effort may result in higher revenues, with potentially lower gross margins. However, there can be no assurance that such higher revenues will occur.

         For the first nine months of 1996, Meridian's revenues increased 29%, or $4.5 million, over the first nine months of 1995, primarily on the basis of the impact of the full line of new products available for sale for all of 1996 versus the 1995 sales mix of old and new software technology. Included in the Company's nine month revenues was approximately $330,000 from the sale of two software site licenses. Meridian is pursuing additional site licenses, but there can be no assurance that such licenses will be successfully sold. In addition, due to the long and complex sales cycle for site licenses, the future timing of such revenue or its actual realization can not be predicted. The failure to sell additional site licenses in future quarters could adversely affect the Company's product sales and margin. Due to the Company's focus on software over the past year, the rate of growth in the Company's hardware sales decreased, while that of software increased, from the first quarter of 1996 to the third quarter of 1996. If this trend were to continue, and software site license sales not to occur, the Company's revenues and earnings could fall below analysts expectations.

         Meridian believes that due to hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As a result, the Company focuses on the development of its proprietary software and works to ensure that its software is independent of the Meridian hardware platform.

Other revenue

         There was no other revenue recognized during 1996. Other revenue in the second quarter and first nine months of 1995 was derived from the one-time sale of certain software related to the Company's former network superserver product line and project revenue deferred from 1993.

Cost and expenses

Cost of sales

         The Company's gross margin increased from 50% in the third quarter of 1995 to 63% for the third quarter of 1996. This increase was generally due to increased sales of Meridian's stand alone software products, and decreases in the cost of CD-ROM drives. Beginning in late August, the Company refocused its sales and marketing efforts on its CD ROM networking systems. If successful, this effort may result in higher revenues, with potentially lower gross margins. However, there can be no assurance that such higher revenues will occur..

         The Company's gross margin, including other revenue and amortization of purchased technology, increased from 49% for the first nine months of 1995 to 61% for the same period of 1996. This increase was generally due to increased sales of Meridian's stand-alone software products, completion of the amortization of purchased technology in June of 1995, decreases in the cost of CD-ROM drives, and site licenses sold during the second quarter of 1996. Due to the long and complex sales cycle for site licenses, the future timing of such revenue or its actual realization can not be predicted. The failure to close additional site licenses in future quarters could adversely affect the Company's gross margin.

         Over the past two years, CD ROM drive speed has increased significantly. Additionally, the pace of new CD ROM drive introductions has increased. In order to remain competitive, Meridian believes that it must incorporate the latest CD ROM drives into its systems. As a result of these factors, the Company may find itself holding an inventory of slower drives, which may be considered obsolete. Additionally, the Company's contracts with its distributors allow for product return, or price protection credits, based on current inventory levels of obsolete products under certain circumstances. Meridian estimates and accrues an allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's accrual. Excessive or unanticipated returns could materially adversely affect the Company's business, liquidity, or results of operations.

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

Amortization of purchased technology

         Amortization of purchased technology was $455,000 for the nine months ended September 30, 1995. Technology acquired in the purchase of MDI was amortized over its estimated useful life of seven months. Purchased technology had been completely amortized by June 30, 1995.

Research and development

         Total research and development expense increased to $0.8 million and $2.3 million for the third quarter and first nine months of 1996, respectively, from $0.6 million and $1.8 million for the same periods of 1995. This was due primarily to an increase in expenses related to new product development and personnel assigned to developing Meridian's recently announced software products, including CD Net for mixed Novell/NT network environments and CD IntraNet. Additional efforts continue to be centered on maintaining compatibility between the Company's software and evolving CD drive and SCSI adapter technology standards. The Company anticipates that research and development expense will increase in the future.

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

Sales and marketing

         Sales and marketing expense increased from $1.5 million and $4.4 million in the third quarter and first nine months, respectively, of 1995, to $1.8 million and $5.4 million, respectively, for the corresponding periods of 1996. These increases were primarily due to increased advertising, expenses incurred in opening and running the Company's European sales office, and higher payroll costs. Meridian did not have a European sales office in 1995. Sales and marketing expense consists primarily of payroll and related expense (including commissions), and advertising related expenses. The Company anticipates that sales and marketing expenses will increase in the future as a result of its continued expansion into Europe and costs incurred with the introduction of new products. Due to the lead times required to implement Meridian's new product strategies and European sales office, these expenses may increase, both in absolute and percentage terms, faster than any resulting sales.

General and administrative

         General and administrative expense decreased from $549,000 in the third quarter of 1995 to $534,000 for the corresponding period of 1996, primarily due to slightly lower travel expenses. General and administrative expenses decreased from $1.62 million for the first nine months of 1995 to $1.58 million for the corresponding period of 1996. This decrease was primarily due to lower occupancy costs. General and administrative expenses consist primarily of payroll, payroll related expenses, and occupancy expenses. The Company expects general and administrative expenses to increase in the future as a result of anticipated increases in headcount and facilities costs.

Interest income

         Interest income increased from $0.2 million and $0.6 million for the third quarter and first nine months of 1995, respectively, to $0.5 million and $1.1 million for the corresponding periods of 1996. This increase was due to a combination of higher invested balances and interest rates. Future interest income will vary with interest rates and invested balances.

Income taxes

         The Company's effective tax rate for the nine months ending September 30, 1996 and 1995, was approximately 5% and 3%, respectively. These rates are lower than the expected statutory rate due to the utilization of net operating loss carryforwards. Meridian does not expect such favorable tax rates in the future years. The Company's tax liability results from federal and state alternative minimum taxes, as well as state franchise taxes.

Capital resources and liquidity

         Meridian's source of cash from operations for the nine months ended September 30, 1996 was net income from operations adjusted for noncash depreciation and amortization. These were partially offset by increased inventories and accounts receivable, and reduced accounts payable and accrued payroll. The Company's accounts receivable balance increased due to the timing of sales during the third quarter of 1996. The lower accrued payroll was due to payment of commissions and incentives accrued for at December 31, 1995.

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

         At September 30, 1996, Meridian's principal source of liquidity consisted of cash and short-term investments totaling $39.2 million and accounts receivable of $3.5 million. The Company believes that its current cash and short-term investments, accounts receivable, and cash flow from operations will satisfy its working capital and capital expenditure requirements for at least through the end of 1997.

         Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity could result in dilution in the equity ownership of the Company's shareholders.

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

         Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. This may result in quarterly fluctuations in revenue, and the inability to adjust expenses to match such quarterly revenue, which may lead to substantial fluctuations in net operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and value-added resellers. In 1995, identifiable sales to federal governmental agencies accounted for approximately 17% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

Dependence on Third Party Distributors. The Company derives substantially all of its product sales through distributors and VARs. Two distributors and one VAR accounted for 19%, 13% and 9%, respectively, of the Company's 1995 product sales. The loss of either of these distributors or the VAR, or certain other distributors or VARs, would have a material adverse effect on the Company's business and results of operations. The Company's contractual relationships with its distributors and VARs are generally cancelable upon notice to the Company. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Because the Company sells a significant portion of its products through distributors and VARs, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's distributors typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, liquidity, or results of operations. The Company's results of operations could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly, and in many cases may not be related to end user demand. New products may require different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business and results of operations.

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

         Over the past two years, CD ROM drive technology has advanced significantly. Additionally, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. Additionally, the Company's contracts with its distributors allow for product return, or price protection credits, based on current inventory levels of current and obsolete products under certain limited circumstances. Meridian estimates and accrues its required allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's estimate. Such an event could materially adversely affect the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel; Management of Growth. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's key employees has an employment agreement with the Company, and the Company does not maintain key man insurance policies on the lives of its key employees. Although the Company's senior executives have lengthy experience in the computer industry, they have had only limited experience with the CD-ROM networking business that was acquired in December 1994. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity could result in dilution in the equity ownership of Meridian's shareholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations

Dependence on Proprietary Rights. The Company's success depends in part upon protecting its proprietary technology. The Company relies on a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect its proprietary information. There can be no assurance, however, that the steps taken by the Company will be adequate to deter misappropriation or independent third party development of its technology or that its intellectual property rights can be successfully defended if challenged. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. Given the rapid development of CD-ROM technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on terms that are acceptable to the Company. The Company is not currently aware of any infringement of its proprietary rights, nor is it aware of any claims that its products infringe the rights of others.

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

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

   2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K filed on December 15, 1994, and incorporated herein by reference.

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


                                               MERIDIAN DATA, INC.



Date:     November 12, 1996                /s/ GIANLUCA U. RATTAZZI
                                               Gianluca U. Rattazzi,
                                               President and Chief
                                               Executive Officer.




Date:     November 12, 1996                /s/ ERIK E. MILLER
                                               Erik E. Miller, Vice President,
                                               Finance and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer.

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS


Exhibit           Item                                      Page
-------           -----------------------                   ----
  27              Financial Data Schedule                     19

                                   EXHIBIT 27
                               MERIDIAN DATA, INC.
                             Financial Data Schedule
                           Article 5 of Regulation SX


This  schedule  contains  summary  financial   information  extracted  from  the
Quarterly Report on Form 10-Q for the period ended September 30, 1996 and is qualified in its entirety by reference to such financial statements

Category                     Response
-------------------          --------------------
CIK                          0000864568
NAME                         Meridian Data, Inc.
MULTIPLIER                   1
CURRENCY                     US dollars
PERIOD-TYPE                  9-MOS
FISCAL-YEAR-END              DEC-31-1996
PERIOD-START                 JAN-01-1996
PERIOD-END                   SEP-30-1996
EXCHANGE-RATE                1
CASH                         32,558
SECURITIES                    6,678
RECEIVABLES                   3,944
ALLOWANCES                      436
INVENTORY                     1,354
CURRENT-ASSETS                  378
PP&E                          1,274
DEPRECIATION                    562
TOTAL-ASSETS                 45,195
CURRENT-LIABILITIES           4,542
BONDS                             0
PREFERRED-MANDATORY               0
PREFERRED                         0
COMMON                       40,653
OTHER-SE                          1
TOTAL-LIABILITY-AND-
     EQUITY                  45,195
SALES                        20,116
TOTAL-REVENUES               20,116
CGS                           7,929
TOTAL-COSTS                   7,929
OTHER-EXPENSES                9,323
LOSS-PROVISION                    0
INTEREST-EXPENSE             (1,091)
INCOME-PRETAX                 3,955
INCOME-TAX                      197
INCOME-CONTINUING             3,758
DISCONTINUED                      0
EXTRAORDINARY                     0
CHANGES                           0
NET-INCOME                    3,758
EPS-PRIMARY                    0.39
EPS-DILUTED                    0.39