Form 10-Q/A
period 1996-09-30
MERIDIAN DATA INC
filed 1997-01-22
CIK 864568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

(Mark One)
[X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR
    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0-21200

                          MERIDIAN DATA, INC.
        (Exact name of registrant as specified in its charter)

         California                                 77-0188708
(State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                  Identification No.)


5615 Scotts Valley Drive, California                    95066
------------------------------------                  ----------
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






Exhibit index on page 4                                              Page 1 of 5

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

              The purpose of this report is to re-file Exhibit 27 as a separate document for Edgar purposes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                  MERIDIAN DATA, INC.




Date: January 16, 1997                            GIANLUCA RATTAZZI
                                             Gianluca U. Rattazzi, President and
                                             Chief Executive Officer.



Date:  January 16, 1997                            ERIK E. MILLER
                                             Erik E. Miller, Vice President,
                                             Finance and Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer.

                               MERIDIAN DATA, INC.

                               INDEX TO EXHIBITS


Exhibit           Item                                Page

 27               Financial Data Schedule               5