Form 10-K
period 1996-12-31
MERIDIAN DATA INC
filed 1997-03-03
CIK 864568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number                                       0-21200

                               MERIDIAN DATA, INC.
             (Exact name of registrant as specified in its charter)

  California                                               77-0188708
(State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                         Identification No.)

  5615 Scotts Valley Dr., Scotts Valley, California          95066
       (Address of principal executive office)             (Zip Code)

                                 (408) 438-3100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value
                                                             (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, was $42,990,300.00. The number of shares of Common Stock, no par value, outstanding on February 28, 1997, was 9,619,401.

         Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 23, 1997, are incorporated herein by reference into Part III.




Index begins on page 43.                                           Page 1 of 48.

                                     PART I
ITEM 1.  BUSINESS.
HISTORY

         For the purposes of this discussion, the term "PCI" shall refer to the operations and business of Parallan Computer, Inc. prior to the acquisition of Meridian Data, Inc. on December 1, 1994. The term "MDI" shall refer to the operations and business of Meridian Data, Inc. prior to its acquisition by PCI. Any reference to "Meridian" or the "Company" shall refer to the operations and business of the Company subsequent to the acquisition of MDI on December 1, 1994.

         PCI was founded in 1988 to develop high-performance, fault tolerant servers for large networks of personal computers. In the first quarter of 1991, PCI commenced shipment of products to customers. In the fall of 1991, in response to continuing losses and funding constraints, PCI significantly reduced expenses, reduced its staff by approximately 50%, and began a search for a major computer company as a strategic partner. In June 1992, PCI entered into a strategic alliance with International Business Machines Corporation (IBM). The strategic alliance with IBM encompassed certain product development, manufacturing and support arrangements (the Agreements). At the same time, IBM acquired a substantial minority stock interest in PCI. PCI granted IBM the exclusive rights to PCI's current and future products and technologies in return for guaranteed minimum royalties in 1992 and 1993, and revenue-based royalties for 1994 and beyond. The Agreements do not apply to any technology acquired from, or developed by, MDI. After the first quarter of 1994, sales by IBM of products licensed from PCI, net of returns, were zero. PCI expected that this trend would continue for the foreseeable future.

         As a result of management's expectations concerning future royalties from IBM, PCI downsized and reorganized its operations into two segments: (i) the development of original equipment manufacturer ("OEM") relationships for its latest products; and (ii) to focus on potential acquisition opportunities. Over the course of several months, PCI engaged in discussions with several large OEMs about the sale or licensing of its latest server technology. These discussions ultimately resulted in the sale of certain subsets of PCI's server technology for $1.5 million in the first quarter of 1995. PCI then narrowed its focus to identifying potential acquisition candidates. PCI focused on potential acquisition candidates who had a significant market or technological position and high year-to-year growth in revenues.

         On December 1, 1994, PCI acquired all of the outstanding shares of MDI. MDI was a privately-held developer of compact disc-read only memory (CD ROM) and compact-disc recordable (CD-R) systems and software for both networks and personal computers. With the acquisition of MDI, PCI effectively ended its reliance on IBM as its primary source of revenue. Since December 1, 1994, the Company's primary source of revenue is from sales of the products of MDI. Thus, the remainder of the discussion of the Company's business, industry, operations, or competition under this Item will refer exclusively to the operations of Meridian.

OVERVIEW

         Meridian Data, Inc. provides CD ROM networking software and systems that enable multiple users on a network to simultaneously share CD ROM titles from their desktops. Networking CD ROMs makes them easier to install, update and manage, and eliminates the need to physically share CDs among users. The Company is committed to an open systems approach, supports a broad array of personal computer and network operating systems, and provides seamless desktop access to networked CD ROMs in heterogeneous environments. The Company believes that a significant opportunity exists to enable organizations to provide access to networked CD ROMs through corporate networks and standard web browsers and to archive or internally publish their data on networked CD ROMs. To meet customer demands for integrated solutions, the Company offers systems containing the Company's networking software and CD ROM servers configured by the Company with third-party components. However, since the manufacture of CD ROM servers has low barriers to entry, Meridian focuses its research and development activities primarily on software development. The Company's hardware development efforts revolve around maintaining compatibility with existing and developing hardware standards. If industry standard CD ROM server hardware were to become more generally available, the Company will be in a position to more easily transition its revenue stream from a systems-centric basis to a software-centric basis.

INDUSTRY BACKGROUND

 WIDESPREAD ADOPTION OF CD ROM TECHNOLOGY. CD ROM, a read-only optical storage technology, has gained widespread acceptance in recent years for computer applications. According to an independent industry research organization, the worldwide installed base of CD ROM drives has grown from 5 million units in 1992 to over 50 million units in 1995. While much of this growth has been in the home computer market, increasingly, businesses, government and other organizations are implementing CD ROM technology. In early 1996, a survey was published that showed that approximately 95% of the Fortune 1000 companies planned to purchase CD ROM drives in 1996. CD ROMs have many advantages over alternate storage technologies, including cost-effectiveness, data integrity, durability and storage capacity. The Company estimates that it costs less than $1.00 to produce a copy of CD ROM capable of holding over 600 megabytes of data. For certain applications, an advantage of CD ROM technology is that it is read-only and non-magnetic, so that it cannot be altered or accidentally erased, thereby ensuring data integrity. CD ROM technology is rapidly evolving, and significant advances have been made in speed and storage capacity. In 1995, a new CD ROM standard, DVD (digital video disc), was announced which is expected to provide 7 to 28 times the storage capacity of current CD ROMs and will eventually be recordable and erasable.

 USE OF CD ROM TECHNOLOGY FOR THE DISTRIBUTION OF INFORMATION. For many applications, CD ROMs are more cost-efficient and practical than paper-based delivery alternatives. CD ROM technology increases user productivity by reducing time spent manually searching for and updating information. Many information providers whose businesses require the periodic dissemination of data such as manuals, catalogs, directories and tax and legal compilations, have adopted CD ROM technology as an effective distribution method. The Company believes that the distribution of information on CD ROMs is complementary to commercial on-line services which are often limited by access speeds and require large investments by information providers. Examples of information providers that distribute CD ROMs include the National Association of Insurance Commissioners
(NAIC), Commerce Clearing House (CCH) and Disclosure Incorporated. According to an independent research organization, commercial CD ROM titles for professional, corporate, library, educational and in-house publishing applications accounted for nearly 80% of the total worldwide CD ROM title revenue of $10.7 billion in 1994.

 NETWORKED CD ROMS. Corporations and other organizations that purchase information on CD ROMs generally need to provide multiple users with simultaneous access to information stored on those CD ROMs. When CD ROMs are not networked, businesses must generally purchase multiple copies of each CD ROM set or physically transport discs between desktop computers. Purchasing multiple copies is usually not as cost effective as relying on site licenses, and physically transporting discs between desktop computers can be time-consuming and can result in misplaced or unreturned discs. In addition, many commercial databases are distributed on multi-volume sets of discs which require physically shuffling discs if they are used at a desktop computer with a single drive. As a result of these and other factors, many organizations seek to implement networked, multi-drive CD ROM systems. Networked CD ROMs can be quickly and easily accessed by multiple users from their desktop computers. Because networked CD ROMs are typically installed on a single server, they can be efficiently managed and periodically updated without access to individual desktop computers.

 NEED FOR CD ROM NETWORKING SOFTWARE. While many organizations increasingly seek to network CD ROMs, CD ROM technology was not originally designed for multi-user network access. These organizations require software specifically designed to enable them to share CD ROMs on a network, manage multiple titles and control user access. Controlling user access is especially important when information providers restrict the number of simultaneous users. Furthermore, corporations are continually upgrading their networks to take advantage of new technologies such as Windows NT, and, as a result, CD ROM networking software must be able to operate in heterogeneous environments. In addition to the increasing number of available commercial CD ROM titles, organizations are increasingly using recordable CD ROMs that are "write once - read many," to archive or internally publish their own data. As a result, there is an increased number of CD ROMs to be managed. Additionally, organizations are implementing web technology to create "intranets" that provide users access to internal information, as well as public information on the Internet, with a consistent, easy to use interface, regardless of where the data resides. The Company believes that organizations will want to enable popular web browsers, such as Netscape Navigator or Microsoft Internet Explorer, to access networked CD ROMs as part of their intranets.

THE MERIDIAN SOLUTION

         The Company offers a family of CD ROM networking software products and systems that enable organizations to provide multi-user access over a network to centrally managed CD ROMs. Meridian's CD ROM software and systems provide cost effective solutions for organizations that implement CD ROM technology by eliminating the need to physically share discs or purchase multiple copies of often expensive CD ROM titles. The Company provides scalable solutions to address a variety of customer needs ranging from workgroup to enterprise-wide applications of CD ROMs. The Company's software supports a broad range of networking environments, including Novell, Windows NT and Banyan VINES, and desktop operating systems, including Windows, DOS, Macintosh and OS/2, and is compatible with most major connectivity methodologies and network protocols. The Company's client software is designed to provide seamless access to shared CD ROMs by associating them with icons on the desktop. Users do not need to know where on the network the data resides or that they are even accessing CD ROMs. In addition, Meridian's client software allows users to avoid drive letter limitations through its ability to group multiple networked CD ROMs under a single client drive letter which enables searches across multiple CD ROM volumes. Meridian's server software provides a graphical user interface for the central management of all networked CD ROMs. Load balancing and disk caching features allow multiple users to access a single CD ROM with optimum performance, while license metering ensures that only the proper number of licensed users may access data at any one time.

THE MERIDIAN STRATEGY

         Meridian believes that its customers currently want to implement "plug and play" CD ROM networking systems. In response, the Company offers competitively priced systems, containing with Meridian's industry-leading software. The Company's goal is to be the leading provider of one-stop shopping for CD ROM networking systems and software. The key elements of the Company's strategy include:

 FOCUS ON SOFTWARE. To meet customer demands for integrated solutions, the Company offers systems containing the Company's networking software and CD ROM servers configured by the Company with third-party components. The Company believes that because the market for networked CD ROMs is at an early stage many customers will continue to prefer integrated systems because of the lack of commercially available CD ROM servers. As industry standard CD ROM servers become available, Meridian believes that customers will increasingly purchase separate CD ROM networking software to run on these servers. As a result, the Company focuses substantially all of its research and development efforts on software and has recently introduced a variety of software products for CD ROM networking to meet anticipated market demand.

 SUPPORT INDUSTRY STANDARDS. The Company provides CD ROM networking software that operates on a broad range of desktop platforms and network operating systems. The Company believes that Microsoft Windows NT will be increasingly popular for networks in the future and will be the basis for an increasing number of enterprise-wide networks. At the same time, there is a large installed base of Novell NetWare LANs. The Company believes that both operating systems will reside concurrently in many network environments. Meridian's software provides interoperability between networks making it transparent to the user as to where the data exists or under which network operating system. Meridian's current software also provides a common user interface and set of administrative tools for popular network operating systems. The Company believes that it is an advantage to support multiple networking operating systems, client operating systems, connectivity methodologies and network protocols.

 PURSUE INTRANET AND INTERNET OPPORTUNITIES. Today, businesses can access information via CD ROM databases, via the Internet, or via on-line services such as America Online. In addition, organizations are implementing web technology to create corporate intranets that provide users with seamless access to internal information and public information on the Internet, with a consistent, easy to use interface, regardless of where the data resides. It is estimated that intranets will grow at approximately three times the rate of the Internet over the next four years. The Company believes that CD ROM and Internet/intranet technologies represent complementary opportunities for the development of new markets, and that organizations will want to access CD ROMs as part of their intranets. In 1996, the Company introduced new systems and software to extend the functionality of web servers to manage and meter CD ROM data, and make information on CD ROMs accessible in standard HTML format to web browsers such as Netscape Navigator and Microsoft Internet Explorer.

 LEVERAGE THIRD PARTY DISTRIBUTION. The Company sells its products through two-tier distribution, comprised primarily of large distributors of electronic hardware and software and key value added resellers ("VARs"). The Company seeks to minimize any conflict between third party distribution and direct sales by fulfilling orders through distributors and VARs, except in special circumstances dictated primarily by customer requests. In 1996, the Company made the decision to pursue the OEM market for Meridian's software products. Meridian's multi-platform, operating system and product strategy benefits OEM partners by providing a single source for all of their CD ROM networking software needs. However, there can be no assurance that such OEM sales will occur. In addition, the Company's strategy includes establishing co-marketing and reselling relationships with leading CD ROM content providers. In furtherance of this strategy, the Company has agreements with Follett Software Company, a reseller of educational databases, and SilverPlatter Software, a provider of health care, biomedical and academic databases.

 EXPAND INTERNATIONAL SALES. The Company intends to increase international sales by expanding its international distribution channel. The Company opened a sales office in the United Kingdom in 1996 and intends to further increase its presence in the European market. In addition, the Company has established several key distribution relationships in various countries in the Pacific Rim. To address the needs of international customers, the Company intends to continue to localize products for use in the native language of targeted countries. See "Risk Factors - Expansion of International Operations."

PRODUCTS

         Meridian provides support for a broad range of networking environments (Novell, Windows NT and Banyan VINES) and desktop operating systems (Windows 95 and Windows 3.x, DOS, Macintosh and OS/2), and is compatible with most major connectivity methodologies and network protocols. The table below describes selected principal products, their functions and price ranges:

PRODUCTS                                                                                       INTRODUCTION
SOFTWARE                        DESCRIPTION                                                    DATE              PRICE RANGE*
CD Net for NetWare              Client and server software that provides native NetWare
                                volume access for CD ROMS on Novell servers                    Jan. '96          $995 - $1,195
CD Intranet for Windows NT      CD Intranet brings CD ROM and mixed media storage to           Sep. `96          $1,495
                                business intranets
CD Net for Windows NT           Client and Server software for Windows NT for
                                enterprise-wide CD ROM applications, providing a common        Aug. '95          $995
                                user interface in mixed Novell/NT environments
CD Net Plus                     Windows-based client and server software for dedicated,        May '95           $545-$1,595
                                high performance CD ROM servers on Novell networks
CD Net for VINES                Client and server software providing access to CD ROMs on      Aug. '95          $1,995
                                Banyan VINES servers
CD NetRecord                    Novell NLM for recording CD ROMs over NetWare networks         Jan. '96          $595

PRODUCTS                                                                                       INTRODUCTION
SYSTEMS                         DESCRIPTION                                                    DATE               PRICE RANGE*
CD Net 914/956                  Complete plug and play CD ROM servers  with 14 to 56 12x       Aug. '95           $12,330-$48,150
                                CD ROM drives, featuring Pentium 166 processors, fast
                                Ethernet adapters, for Novell, NT, Intranets, and VINES
CD Net 900R                     CD Servers designed for rack mount enclosures, featuring       April 1996         $14,330-$17,660
                                Pentium 166 processors, fast Ethernet adapters, and 12x CD
                                ROM drives
CD Net Systems                  Complete "plug and play" CD ROM servers including              April 1996         $3,815-$13,745
  (807/814)                     Meridian's software ranging in size from departmental to
                                enterprise-wide systems
CD Net ROMs                     CD ROM subsystems for connection to servers via SCSI           1990               $1,065-$17,965
CD NetLink                      A network peripheral including software that allows up to      April `96          $895-$1,195
                                14 CD ROM drives to be connected to a Novell network
                                without a dedicated server

 *Price range based on domestic end user list price as of January 27, 1997.

SALES, MARKETING AND CUSTOMER SERVICE

         The Meridian sales organization is divided into multiple North American territories, which aggregate to two sales regions, Europe, the Middle East, Latin America, and the Pacific Rim. Leading each region is a sales director responsible for working with the Company's major distributors, direct sales of large systems into major accounts, and OEM sales. Each territory has an assigned sales representative, who is responsible for developing marketing programs with all VARs in his or her territory, developing new VAR relationships, and sales into smaller accounts through the Company's VARs. Each territory is supported by a business development team which is responsible for training new VARs on the installation and support of Meridian software and systems, and supporting existing VARs. A final level of sales support is provided by sales engineers who are responsible for several territories each. The Company's entry level software and systems are marketed through advertising and trade shows. The Company seeks to minimize any conflict between third party distribution and direct sales by fulfilling orders through distributors and VARs, except in special circumstances dictated primarily by customer requests. The Company's sales personnel that are focused on the distribution channel work closely with the Company's largest distributors to ensure that the proper level and mix of inventory is maintained, and works with the distributor and VAR in developing cooperative marketing programs for the Company's products. In 1996, Meridian opened a sales office in the United Kingdom and intends to further increase its presence in the European market.

         To support its sales efforts, the Company's marketing organization focuses on increasing end user demand and creating awareness in the distribution channel of the Company's products. Based on Meridian's belief that the CD ROM networking market is still in the emerging stage, the Company's marketing organization focuses on educating end users on the Company's simple, cost effective solution to accessing and sharing CD ROMs and educating network professionals on the administration tools available with CD Net software, ease of adding new titles to their CD ROM library, and license control and metering. The Company's marketing program includes direct mail, public relations, educational seminars, trade shows, selected joint marketing programs, an extensive home page on the World Wide Web and advertising in broad industry publications such as the PC Week and LAN Times. The Company's sales and marketing organization consists of 34 persons as of December 31, 1996.

         The Company's customer service department consists of 7 persons as of December 31, 1996. The Company's customer support department provides installation and maintenance support via telephone, a Company bulletin board, ftp file server, and Internet support on the World Wide Web at http://www.meridian-data.com. Meridian products are sold with a one year warranty, which can be extended for an additional fee.

DISTRIBUTION

         Approximately 82% of the Company's product sales are derived from two-tier distribution sales to distributors and VARs. Because the Company derives such a significant portion of its products through distributors and VARs, it is difficult for the Company to determine the identity of the end user of the Company's products. The Company's distribution channel consists of five North American distributors, including Ingram Micro, Inc., Tech Data Corporation and Merisel, Inc. Meridian's VARs generally concentrate their sales efforts by region, such as MicroAge Computers, or by industry, such as Government Technology Services, Inc. The Company intends to expand its international distribution channel. The Company opened a sales office in the United Kingdom in 1996 and intends to establish additional distribution relationships in Europe, Latin America, and the Pacific Rim. The Company's systems are installed in numerous industries, including government, education, law and accounting. The Company's typical distribution agreement gives the distributor the right, under limited circumstances, to return products. In addition, the Company allows price protection to certain distributors, to the extent that they are holding inventory at the time the Company announces a price decrease.

         Two distributors accounted for 25% and 18%, respectively, of the Company's 1996 product sales. The loss of either of these distributors, or certain other distributors or VARs, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must possess sufficient technical, marketing and sales resources and must often devote these resources to a relatively lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will be able to continue to market the Company's existing or new products effectively or that economic conditions or industry demand will not adversely affect such distributors and VARs. New products may require a different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Distributors."

RESEARCH AND DEVELOPMENT

         The Company has invested significant resources in the development of new products and expects to continue to make these investments in the future. Meridian also plans to continue to enhance its products with new releases that provide additional features. The Company's research and development department consists of 20 software engineers as of December 31, 1996. In 1996, the Company's research and development expenditures were approximately $3.3 million or 13% of product sales. During 1996, the Company introduced new software to extend the functionality of corporate intranets to include CD ROMs, and make information on CD ROMs accessible in standard HTML format. In November 1996, the Company entered into an agreement with a development stage company ("DSC") which is developing a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC. In return, the Company received warrants convertible into the common stock of DSC, the right to license DSC's software technology, and a security interest in DSC's technology. To the extent that DSC expends the funds advanced under the Loan, Meridian reduces the carrying value of this investment and records the expense as research and development expense based on management's estimate of DSC development activities. The Company expects to record additional charges to research and development expense on a quarterly basis, concurrent with DSC's development efforts due to uncertainty over the future realization of the Loan. Meridian is under no obligation to advance additional funds to DSC.

     The Company believes that the CD ROM server manufacturing industry has low barriers to entry. Since CD ROM servers are manufactured from off-the shelf components, it is difficult to create a significant competitive advantage solely through hardware development. As a result, Meridian focuses its research and development activities primarily on software development. The Company's hardware development efforts revolve around maintaining compatibility with existing and developing hardware standards. If industry standard CD ROM server hardware were to become more generally available, the Company will be in a position to more easily transition its revenue stream from a systems-centric basis to a software-centric basis.
         The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that these products will achieve market acceptance. See "Risk Factors - Rapid Technological Change; Potential for Product Defects."

MANUFACTURING

         The Company contracts with third parties to manufacture its hardware and software products, which consist of manufacturing server subassemblies and diskette duplication, and printing of manuals and boxes. Final assembly and testing are performed currently by the Company at its Scotts Valley facility. Finished products are distributed globally from the Scotts Valley facility to customers. The Company is dependent on a small number of suppliers for certain key components and parts used in its products, including CD ROM drives, microprocessors, integrated circuits and power modules. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, or the loss of a key subassembly manufacturer, could have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or assembly services could be arranged, the process of qualifying new suppliers could be lengthy, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Suppliers."

COMPETITION

         The markets for the Company's products are extremely competitive, and the Company expects that competition will increase as more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. Many of the Company's competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. The Company's current competitors in the CD ROM networking market include other suppliers of CD ROM networking software and hardware such as Procom Technology, Microtest, Inc. and Microdesign International. The Company also competes indirectly with suppliers of personal computers, like Dell Computers, Compaq and IBM, and network operating systems, such as Microsoft and Novell, to the extent such companies include CD ROM networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computers market. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements.

         The Company believes that its ability to compete successfully in the CD ROM networking market will depend upon a number of factors both within and outside of its control, including price, quality, product performance and features; timing of new product introductions by the Company, its customers and competitors; customer service and technical support; and the ability of the Company to respond more quickly than current or potential competitors to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources than current or potential competitors to the development, promotion and sale of products. The Company believes that it competes favorably with respect to these factors. There can be no assurance however that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

                                  RISK FACTORS

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

OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. Although the Company has operated profitably since then, there can be no assurance that profitable operations will be sustained. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and at the end of January 1997 significantly reduced system prices due to competitive pressures. The Company believes that it will be at least several months at a minimum before any positive revenue results from these actions will become evident, if at all. As a result, the Company anticipates that its earnings for at least the first half of 1997 will be below those of 1996, and there can be no assurance that earnings will improve thereafter. Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. This may result in quarterly fluctuations in revenue, and the inability to adjust expenses to match such quarterly revenue, which may lead to substantial fluctuations in net operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and value-added resellers. In 1996, identifiable sales to federal governmental agencies accounted for approximately 11% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. In the second quarter of 1996, the Company sold two site licenses totaling approximately $330,000. Meridian will attempt to sell additional site licenses, but there can be no assurance that such licenses will be successfully sold. In addition, due to the long and complex sales cycle for site licenses, the future timing of such revenue or its actual realization can not be predicted. The failure to sell additional site licenses in future quarters could adversely affect the Company's product sales and gross margin. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. See "Management's Discussion and analysis of Financial condition and Results of Operations."

DEPENDENCE ON THIRD PARTY DISTRIBUTORS. The Company derives substantially all of its product sales through distributors and VARs. Two distributors accounted for 25% and 18%, respectively, of the Company's 1996 product sales. The loss of either of these distributors, or certain other distributors or VARs, would have a material adverse effect on the Company's business and results of operations. The Company's contractual relationships with its distributors and VARs can generally be canceled upon notice to the Company. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Because the Company sells a significant portion of its products through distributors and VARs, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders may not be indicative of long-term end user demand. The Company's distributors typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, liquidity, or results of operations. The Company's results of operations could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly, and in many cases may not be related to end user demand. New products may require different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON THIRD PARTY SUPPLIERS. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD ROM drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. Over the last twelve months, there has been significant growth in the demand for CD ROM drives. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

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

         Due to their complexity and sophistication, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its products have been commercially released. There can be no assurance that software defects will not cause delays in product introductions and shipments or loss of or delay in market acceptance, result in increased costs, require design modifications, impair customer satisfaction, or result in customer returns. Any such event could materially adversely affect the Company's business, financial condition and results of operations.

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

COMPETITION. The markets for the Company's products are extremely competitive. The Company expects that competition will increase as more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD ROM networking market include other suppliers of CD ROM networking software and hardware such as Procom Technologies, Microtest, Inc.
and Microdesign International. The Company also competes indirectly with suppliers of personal computers, such as Dell Computer, Compaq, and IBM, and network operating systems such as Microsoft and Novell, to the extent such companies include CD ROM networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD ROM manufacturers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

EXPANSION OF INTERNATIONAL OPERATIONS. An important element of the Company's strategy is to expand its international operations. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could materially adversely affect the Company's business, financial condition and results of operations. International product sales were approximately 14% of total product sales in 1996. The Company's business and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, slower acceptance of technology advances compared with the United States, lack of published CD ROM content, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and tariffs, duties and other trade barriers. For a discussion of the effect of fluctuations in the exchange rate of the Japanese yen on the cost of certain components used in the Company's products, see "Risk Factors - Dependence on Third Party Suppliers."

EMERGING MARKETS; PRODUCT CONCENTRATION. The Company's future financial performance will depend in large part on the growth in demand for CD ROM networking products. While there is a substantial installed base of CD ROM drives in the United States, the market for CD ROM networking applications is relatively new and undeveloped. There can be no assurance that the Company's products will be widely accepted in these emerging markets. If the demand for CD ROM networking products fails to continue to develop, or develops more slowly than the Company currently anticipates, the demand for the Company's products and the Company's business, financial condition and results of operations would be materially adversely affected. In addition, as CD ROM server products become generally available, the Company anticipates that, as a percentage of product sales, systems sales will decline and software sales will increase. In the event that software sales do not increase in an amount sufficient to offset a decline in systems sales, the Company's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's key employees has an employment agreement with the Company, and the Company does not maintain key man insurance policies on the lives of its key employees. Although the Company's senior executives have lengthy experience in the computer industry, they have had only limited experience with the CD ROM networking business that was acquired in December 1994. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity could result in dilution in the equity ownership of Meridian's shareholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations

DEPENDENCE ON PROPRIETARY RIGHTS. The Company's success depends in part upon protecting its proprietary technology. The Company relies on a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect its proprietary information. There can be no assurance, however, that the steps taken by the Company will be adequate to deter misappropriation or independent third party development of its technology or that its intellectual property rights can be successfully defended if challenged. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. Given the rapid development of CD ROM technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on terms that are acceptable to the Company. The Company is not currently aware of any infringement of its proprietary rights, nor is it aware of any claims that its products infringe the rights of others.

POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD ROM networking industry, changes in the general economy and other factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

EMPLOYEES

         As of December 31, 1996, the Company employed 94 individuals, of whom 22 were employed in manufacturing, 20 in research and development, 31 in sales and marketing, 7 in customer support, 3 in product management, and 11 in administration and finance. Competition in the recruiting of personnel in the computer and networking industry is intense. The Company believes that its future success will depend, in part, upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

         To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Key Personnel; Management of Growth."

ITEM 2.  PROPERTIES.

         The Company leases its headquarters office and manufacturing facility in Scotts Valley, California, under a noncancleable operating lease which expires in 1999. Other than several small regional sales offices, primarily all of the Company's operations are conducted at the Scotts Valley location. This facility is currently being fully utilized. The Company is investigating expanding its operations into vacant office space in the surrounding area. Given the current real estate market, management expects that a suitable location can be found at terms favorable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     A former employee of the Company has claimed that she was wrongfully terminated and seeks unspecified monetary damages and fees from Meridian. The Company has conducted a review of the circumstances surrounding this matter and believes the claim is without merit. Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurance about the outcome of such litigation. Nevertheless, should the former employee prevail in her claim, the Company does not believe such a result would have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

EXECUTIVE AND OTHER OFFICERS OF THE COMPANY

         The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

EXECUTIVE OFFICERS

NAME                      AGE      POSITION
----                      ---      ---------------------------------------
Gianluca U. Rattazzi       44      President, CEO and Director
Charles Joseph             46      Sr. Vice President, Sales and Marketing
Erik E. Miller             36      Sr. Vice President, Finance and CFO
Shmuel Shottan             45      Sr. Vice President, Engineering and CTO

         DR. RATTAZZI co-founded the Company in July 1988. He has served as President and a director of the Company since inception and was appointed Chief Executive Officer in October 1992. From 1985 to 1988, Dr. Rattazzi held various executive level positions at Virtual Microsystems, Inc., a computer peripheral networking company, most recently as President. Dr. Rattazzi holds an M.S. degree in Electrical Engineering and Computer Science from University of California, Berkeley and a Ph.D. in Physics from University of Rome, Italy.

     MR. JOSEPH joined the Company as Sr. Vice President of Sales and Marketing in November 1996. Prior to joining the Company, Mr. Joseph served as Executive Vice President and General Manager for Trimble Navigation from 1992 through November 1996. Mr. Joseph holds an MA and BA degree in English Literature from Marquette University.

         MR. MILLER joined the Company as Controller in February 1992. Mr. Miller was appointed Vice President, Finance in October 1992, Chief Financial Officer in January 1993, and Senior Vice President in October 1996. Mr. Miller served as Director of Finance and Administration for Granger-Telettra, a microwave telecommunications company, from September 1988 to February 1992.
Mr. Miller holds a B.S. in Accounting from University of California, Berkeley.

     MR. SHOTTAN joined the Company in September 1993 as Vice President, Engineering and Chief Technical Officer. In October 1996, Mr. Shottan was promoted to Sr. Vice President. Prior to joining the Company, Mr. Shottan served in various executive and managerial positions at AST Research, Inc. ("AST"), most recently as Director of Server Development from 1989 to 1993. Prior to joining AST, Mr. Shottan was with ICL North American Development Operations, a manufacturer of UNIX departmental servers, from 1982 to 1989. Mr. Shottan holds a B.S. in Electrical Engineering from Technion, Israel Institute of Technology, Haifa, Israel.

OFFICERS

NAME                              AGE     POSITION
------------------                ---     ------------------------------------
Luciano Dalle Ore                  38     Vice President, Advanced Development
Carlo Garbagnati                   37     Vice President, Software Development
Trevor Heathorn                    38     Vice President, Advanced Software
Kenneth Kuo                        46     Vice President, Manufacturing

         MR. DALLE ORE joined the Company in June 1996 as Vice President of Advanced Development. Prior to joining the Company, Mr. Dalle Ore was Vice President of Research and Development of Sextant Corporation, a process manufacturing software developer from 1994 through 1996. From 1991 to 1994, Mr. Dalle Ore was Director of Marketing for MAI Systems." Mr. Dalle Ore holds a BSEE from Purdue University and a MSEE from Stanford University.

     MR. GARBAGNATI joined the Company in November 1988 as Manager of Software Engineering and was promoted to Director of Software Systems in August 1993. In January 1995, he became Vice President, Software Development. Mr. Garbagnati holds a B.S. in Electrical Engineering from Northrop University and an MS in Electrical Engineering from Stanford University.

     MR. HEATHORN joined the Company in August 1988 as Manager of Software Engineering and was one of the Company's original employees. In August 1993, Mr. Heathorn was promoted to director of Advanced Software Development and in January 1995 to Vice President, software Development. Mr. Heathorn holds a B.A. in Engineering and an M.A. in Engineering from Cambridge University, England.

     MR.   KUO  joined  the   Company  in  January   1990  as  Vice   President,
Manufacturing.  From 1986 to 1989,  Mr. Kuo was the Senior  Manager,  Operations
Engineering  at Sun  Microsystems,  Inc.  Mr.  Kuo  holds a B.S.  in  Electrical
Engineering from National Taiwan University and an M.S. in Electrical Engineering and Computer Science from the University of Cincinnati, Cincinnati, Ohio.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The shares of the Company's Common Stock are listed on the NASDAQ National Market System under the symbol MDCD. The following table sets forth, for the periods indicated, the high and low closing sales price per share for the Company's Common Stock as reported by NASDAQ.

    YEAR ENDED DECEMBER 31, 1996                              HIGH          LOW
    ----------------------------                              ----          ---
    First quarter........................................    $12.69        $8.88
    Second quarter.......................................     19.00         7.50
    Third quarter........................................      9.69         6.63
    Fourth quarter.......................................      8.00         6.38

    YEAR ENDED DECEMBER 31, 1995                              HIGH          LOW
    ----------------------------                              ----          ---
    First quarter........................................    $ 7.88        $3.63
    Second quarter.......................................      6.63         3.00
    Third quarter........................................     10.50         5.13
    Fourth quarter.......................................     12.75         8.25

         As of February 28, 1997, there were 109 shareholders of record of the Company's Common Stock and approximately 2,000 beneficial owners. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following is a summary of the Company's unaudited quarterly results for the four quarters ended December 31, 1996 and 1995. In management's opinion, these results have been prepared on a basis consistent with the audited financial statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 8 of this report.

                            QUARTERLY FINANCIAL DATA

                                              1996 QUARTER ENDED
                              MARCH 31,      JUNE 30,     SEPT. 30,     DEC. 31,
                               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..............    $7,062        $6,402        $6,652       $6,000
Income from operations......       848           951         1,065           45
Net income .................     1,013         1,242         1,503          516
Net income per share........    $ 0.12        $ 0.13        $ 0.15       $ 0.05

                                              1995 QUARTER ENDED
                             *MARCH 31,      JUNE 30,     SEPT. 30,     DEC. 31,
                              --------       -------      --------     --------
                               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................  $5,878        $4,961        $6,630       $7,826
Income (loss) from
   operations (1).............     313          (223)          661        1,057
Net income (loss).............     482           (38)          836        1,220
Net income (loss) per share...  $ 0.06        $(0.00)       $ 0.10       $ 0.14

*Total revenue  includes  $1.5 million for certain  Parallan OEM software sales.

1)Income (loss) from operations includes approximately $228,000 in amortization of purchased technology in each of the first two quarters of 1995.

                           FIVE YEAR FINANCIAL SUMMARY

                                       YEARS ENDED DECEMBER 31,
                              1996        1995        1994       1993      1992
                              ----        ----        ----       ----      ----
                               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Product sales............ $26,116      $23,426    $ 1,957    $   276   $ 2,470
 Other revenue............       -        1,500          -          -         -
 Product sales and
   services to and
   royalties from IBM.....       -          369      3,954     21,676     7,303
                            ------       ------      -----     ------     -----
Total revenues............  26,116       25,295      5,911     21,952     9,773
Cost of product sales
  and amortization of
  purchased technology....  10,162       12,605      1,070         13     1,402
Cost of product sales
  and services to and
  royalties from IBM......       -            -      4,365     14,801     4,714
Income (loss) from
  operations (2)..........   2,909        1,808    (28,534)     5,956        (5)
Net Income (loss) (2).....   4,274        2,500    (27,507)     6,782       (48)
Net income (loss)
  per share (1 & 2)....... $  0.44      $  0.30    $ (3.69)   $  0.97   $ (0.01)

                                              DECEMBER 31,
                              1996       1995       1994       1993        1992
                            ------     ------      -----       ----      ------
Cash and cash equivalents. $24,809    $11,752    $ 8,692    $ 4,145     $11,223
Marketable securities.....  14,340      5,900      5,077     34,031           -
Restricted cash...........       -          -     21,201          -           -
Working capital...........  39,760     15,788     10,591     36,007         865
Total assets..............  45,245     22,823     39,793     41,832      15,485
Shareholders' equity......  41,230     16,373     11,445     37,809       2,096

1) Net loss per share for the year ended December 31, 1992, is based on pro forma weighted average shares and equivalents.
2) Includes a charge for in-process R&D of $21,245 in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Prior to 1995, the Company (then known as Parallan Computer, Inc.) developed and supported high performance network superservers. During 1994, the Company exited its prior business and product line, which had generated substantial losses. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. (MDI). The total purchase price was $23.1 million. The acquisition was accounted for using the purchase method of accounting and included $21.2 million allocated to in-process research and development which was charged to expense on December 1, 1994. Since the acquisition, the Company has been engaged in the business of developing CD ROM software products and selling CD ROM networking software both separately and integrated with CD ROM network servers. Due to the fundamental operational change in the Company's high performance network superserver business brought about by the transition from manufacturing to royalties and service in 1993, to the subsequent exit from that business and product line in 1994, and the acquisition of MDI on December 1, 1994, management believes that any comparison between 1996, 1995, and 1994 would not be germane to the discussion of 1996 or 1995 operating results. Since December 1, 1994, the Company's revenues consist primarily of the sale of Meridian products. MDI's results of operations are included in those of the Company from December 1, 1994. The following discussion focuses primarily on material events which occurred during the year ended December 31, 1994, and the material events and trends for the four quarters of 1996 and 1995.

         Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; seasonality; mix of software and systems sales; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and VARs. In 1996 and 1995, identifiable sales to federal governmental agencies accounted for approximately 11% and 17%, respectively, of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions.

RESULTS OF OPERATIONS

         The statement of operations data on the following pages for the years ended December 31, 1996 and 1995 and the balance sheet data at December 31, 1996 and 1995 are derived from the financial statements of the Company which have been audited by Price Waterhouse LLP, independent accountants. The statement of operations data for each of the quarters in the years ended December 31, 1996 and 1995 and the balance sheet data for the quarters ended March 31, June 30, and September 30, 1996 and 1995, are derived from the unaudited financial statements and include all adjustments, consisting of normal recurring accruals, which the management of the Company considers necessary for the fair presentation of the information set forth therein. The operating results of any quarter are not necessarily indicative of the results that may be expected for any future period.

         In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and at the end of January 1997 significantly reduced system prices due to competitive pressures. The Company believes that it will be at least several months at a minimum before any positive revenue results from these actions will become evident, if at all. As a result, the Company anticipates that its earnings for at least the first half of 1997 will be below those of 1996, and there can be no assurance that earnings will improve thereafter. See "Results of Operations - Revenues", "- Gross Margin", and "Operating Expenses - Sales and Marketing".

                                                    QUARTER ENDED          YEAR ENDED
                                 MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,    DEC. 31,
                                    1996       1996       1996       1996        1996
STATEMENT OF OPERATIONS DATA:             (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenues -
   Product sales..................$7,062     $6,402    $ 6,652     $6,000     $26,116
                                   -----      -----     ------      -----      ------
 Costs and expenses:
   Cost of product sales.......... 3,167      2,331      2,431      2,233      10,162
   Research and development.......   751        770        821        973       3,315
   Sales and marketing............ 1,764      1,835      1,801      2,120       7,520
   General and administrative.....   532        515        534        629       2,210
                                   -----      -----     ------      -----      ------
    Total costs and expenses...... 6,214      5,451      5,587      5,955      23,207
                                   -----      -----     ------      -----      ------
 Income from operations...........   848        951      1,065         45       2,909
 Interest income..................   221        350        520        499       1,590
                                   -----      -----     ------      -----      ------
 Income before income taxes....... 1,069      1,301      1,585        544       4,499
 Provision for income taxes.......   (56)       (59)       (82)       (28)       (225)
                                   -----      -----     ------      -----      ------
 Net income ......................$1,013     $1,242    $ 1,503     $  516     $ 4,274
                                   =====      =====     ======      =====      ======
 Net income per share.............$ 0.12     $ 0.13    $  0.15     $ 0.05     $  0.44
                                   =====      =====     ======      =====      ======
 Weighted average common shares
  and equivalents................. 8,706      9,892     10,041      9,936       9,692
                                   =====      =====     ======      =====      ======

                                               AS A PERCENTAGE OF TOTAL REVENUES
                                               ---------------------------------
Revenues -
   Product sales.................. 100.0%     100.0%     100.0%     100.0%      100.0%
                                   -----      -----      -----      -----       -----
 Costs and expenses:
   Cost of product sales..........  44.8       36.4       36.5       37.2        38.9
   Research and development.......  10.7       12.1       12.4       16.2        12.7
   Sales and marketing............  25.0       28.7       27.1       35.3        28.8
   General and administrative.....   7.5        8.0        8.0       10.5         8.5
                                   -----      -----      -----      -----       -----
    Total costs and expenses......  88.0       85.2       84.0       99.2        88.9
                                   -----      -----      -----      -----       -----
 Income from operations...........  12.0       14.8       16.0        0.8        11.1
 Interest income..................   3.1        5.5        7.8        8.3         6.1
                                   -----      -----      -----      -----       -----
 Income before income taxes.......  15.1       20.3       23.8        9.1        17.2
 Provision for income taxes.......  (0.8)      (0.9)      (1.2)      (0.5)       (0.9)
                                   -----      -----      -----      -----       -----
 Net income.......................  14.3%      19.4%      22.6%       8.6%       16.3%
                                   =====      =====      =====      =====       =====

                                  MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                     1996       1996       1996       1996
BALANCE SHEET DATA:
 Cash and cash equivalents and
   marketable securities..........$18,185    $39,500    $39,236    $39,149
 Working capital.................. 16,824     38,959     39,934     39,760
 Total assets..................... 22,454     44,765     45,195     43,775
 Shareholders' equity............. 17,499     39,702     40,653     41,230

                                               QUARTER ENDED               YEAR ENDED
                                 MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,    DEC. 31,
                                    1995       1995       1995       1995        1995
STATEMENT OF OPERATIONS DATA:             (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenues:
   Product sales..................$4,378     $4,592     $6,630     $7,826     $23,426
   Other revenue.................. 1,500        369          -          -       1,869
                                   -----      -----      -----      -----      ------
     Total revenues............... 5,878      4,961      6,630      7,826      25,295
                                   -----      -----      -----      -----      ------
 Costs and expenses:
   Cost of product sales.......... 2,604      2,508      3,285      3,753      12,150
   Amortization of purchased
     technology...................   229        226          -          -         455
   Research and development.......   700        524        610        640       2,474
   Sales and marketing............ 1,413      1,472      1,525      1,828       6,238
   General and administrative.....   619        454        549        548       2,170
                                   -----      -----      -----      -----      ------
     Total costs and expenses..... 5,565      5,184      5,969      6,769      23,487
                                   -----      -----      -----      -----      ------
 Income (loss) from operations....   313       (223)       661      1,057       1,808
 Interest income..................   184        185        203        204         776
                                   -----      -----      -----      -----      ------
 Income (loss) before income
   taxes..........................   497        (38)       864      1,261       2,584
 Provision for income taxes.......   (15)         -        (28)       (41)        (84)
                                   -----      -----      -----      -----      ------
 Net income (loss)................$  482     $  (38)    $  836     $1,220     $ 2,500
                                   =====      =====      =====      =====      ======
 Net income (loss) per share......$ 0.06     $(0.00)    $ 0.10     $ 0.14     $  0.30
                                   =====      =====      =====      =====      ======
 Weighted average common shares
   and equivalents................ 8,204      7,841      8,471      8,664       8,416
                                   =====      =====      =====      =====      ======

                                               AS A PERCENTAGE OF TOTAL REVENUES
                                               ---------------------------------
 Revenues:
   Product sales..................  74.5%      92.6%     100.0%     100.0%       92.6%
   Other revenue..................  25.5        7.4          -          -         7.4
                                   -----      -----      -----      -----       -----
     Total revenues............... 100.0      100.0      100.0      100.0       100.0
                                   -----      -----      -----      -----       -----
 Costs and expenses:
   Cost of product sales..........  44.3       50.6       49.5       48.0        48.0
   Amortization of purchased
     technology...................   3.9        4.5          -          -         1.8
   Research and development.......  11.9       10.6        9.2        8.2         9.8
   Sales and marketing............  24.0       29.7       23.0       23.3        24.7
   General and administrative.....  10.6        9.1        8.3        7.0         8.6
                                   -----      -----      -----      -----       -----
     Total costs and expenses.....  94.7      104.5       90.0       86.5        92.9
                                   -----      -----      -----      -----       -----
 Income (loss) from operations....   5.3       (4.5)      10.0       13.5         7.1
 Interest income..................   3.2        3.7        3.0        2.6         3.1
                                   -----      -----      -----      -----       -----
 Income (loss) before income
   taxes..........................   8.5       (0.8)      13.0       16.1        10.2
 Provision for income taxes.......  (0.3)         -       (0.4)      (0.5)       (0.3)
                                   -----      -----      -----      -----       -----
 Net income (loss)................   8.2%      (0.8)%     12.6%      15.6%        9.9%
                                   =====      =====      =====      =====       =====

                                  MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                     1995       1995       1995       1995
BALANCE SHEET DATA:
 Cash and cash equivalents and
   marketable securities..........$15,852    $14,795    $16,033    $17,652
 Working capital.................. 13,302     13,496     14,302     15,788
 Total assets..................... 21,029     18,770     21,118     22,253
 Shareholders' equity............. 13,981     14,008     14,854     16,373

REVENUES

 PRODUCT SALES. The Company's product sales increased from $23.4 million in 1995 to $26.1 million in 1996, an increase of approximately 12%, due to higher sales in the first quarter of 1996. This increase was driven by sales of new software products released throughout 1995 and a resulting increase in the Company's system sales. Sales for the last nine months of 1996 were flat over the comparable period of 1995. During this time, the Company's revenue mixed shifted towards higher software sales and lower system sales. This was due to increasing price competition on system sales beginning late in the second quarter of 1996 and a heavy promotional emphasis on software products by the Company throughout 1996. In response to the heightened competitive environment, Meridian increased promotional spending in the fourth quarter of 1996 and, in January 1997, reduced prices on its systems by approximately 33%. As a result of the January 1997 price decreases, the Company expects that its revenues will be sequentially down from the fourth quarter of 1996 through at least the first two quarters of 1997, and there can be no assurance that revenues will improve thereafter.

         The Company's sales in the first quarter of 1996 were favorably impacted by new software products released over the prior twelve months. In the second quarter of 1996, sales decreased from the prior quarter due to the heightened Company and customer focus on Meridian's software products. This resulted in a shift in Meridian's revenue mix towards higher software content, and lower sales of systems. Included in the Company's second quarter sales was approximately $330,000 from the sale of two software site licenses. Sales in the third and fourth quarters of 1996 continued the trend from the second quarter, exacerbated by increased price competition from the Company's largest competitors. The Company's revenue mix continued its shift towards higher software content and lower sales of systems. As this trend accelerated, Meridian's revenue growth slowed, while gross margin increased.

         Approximately 82% of the Company's product sales are derived from two-tier distribution sales to distributors and VARs. Two distributors, Ingram Micro, Inc. and TechData Corporation, accounted for 25% and 18%, respectively, of Meridian's 1996 product sales. The loss of any of these customers would have a material adverse effect on the Company's results of operations. For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors - Operating Losses; Fluctuations in Quarterly Operating Results," " - Rapid Technological Change; - Potential for Product Defects" and "
- Emerging Markets; Product Concentration."

         The Company's product sales in the first quarter of 1995 consisted primarily of DOS-based products, some of which had become non-competitive. In the second quarter of 1995, sales increased 5% over the first quarter primarily due to the commercial release in June 1995 of the Company's Windows-based CD Net PLUS v6.0 and customer response to increased advertising. Sales in the third quarter of 1995 increased 44% over the second quarter primarily as a result of a full quarter of sales of CD Net PLUS v6.0, customer response to increased advertising, the introduction of companion releases for Windows NT and Banyan Vines networking environments, and federal government purchases at the end of its fiscal year. Fourth quarter sales increased 18% over the third quarter due to the impact of calendar year-end business purchases and the continuing favorable reception of the products introduced in the second and third quarters.

         Product sales to non-IBM customers in 1994 totaled $2.0 million which consisted of $0.2 million of sales and service revenue related to non-IBM Parallan customers and $1.8 million of Meridian product sales for the month of December 1994.

 OTHER REVENUE. Other revenue totaling $1.5 million in the first quarter of 1995 consisted of a non-recurring sale of OEM software relating to the Company's former network superservers product line. In the second quarter of 1995, other revenue of $0.4 million resulted from the recognition of project revenue that had been attributed to the Company's former product line and deferred from 1993. The Company does not expect any additional revenues from its former product line.

PRODUCT SALES AND SERVICES TO AND ROYALTIES FROM IBM

         There were no product sales and service to, and royalties from IBM in 1996. Product sales and services to and royalties from IBM were $0.4 million and $4.0 million in 1995 and 1994, respectively. Revenue related to IBM in 1995 consisted of project revenue deferred from 1993. No future product sales and services to, or royalties from IBM are expected.

GROSS MARGIN

         Gross margin on product sales, exclusive of amortization of purchased technology, increased from 48% in 1995 to 61% in 1996. This increase was due to the higher proportion of software sales in the Company's revenue mix in relation to systems sales, site licenses, and increased price/performance ratios for CD ROM drives. In January 1997, Meridian lowered prices on its CD ROM networking systems by approximately 33% due to competitive pressures. The Company anticipates that this will result in a reduction in its gross margin percentage in 1997.

         Gross margin was 55%, 64%, 63%, and 63% in the four sequential quarters of 1996, respectively. Throughout 1996, gross margin was favorably impacted by the increase in the proportion of Meridian's revenues derived from the sale of stand-alone software products, sales of site licenses in the second quarter, and increased price/performance ratios for CD ROM drives

         Gross margin, excluding other revenue and including the amortization of purchased technology, was 35%, 40%, 50% and 52% in the four sequential quarters of 1995, respectively. During the first quarter of 1995, the Company's gross margin was adversely impacted by a general decrease in prices for the Company's products, particularly due to competition for low-end networked CD ROM systems, and additional reserves for inventory obsolescence. The Company's gross margin generally increased after the first quarter of 1995 as a result of increased sales of the Company's stand alone software products, the increase in the product mix to higher margin systems with higher software content, and the completion in the second quarter of 1995 of the cost reduction program implemented in the first quarter of 1995. The Company's gross margin increased in the second half of 1995 as compared to the first half of 1995 due to the completion in the second quarter of 1995 of amortization of purchased technology. Technology acquired in the purchase of Meridian Data, Inc. was amortized over its estimated useful life of seven months, beginning at December 1, 1994. Amortization of purchased technology was $0.5 million for 1995, all of which occurred in the first half of 1995. Another factor affecting Meridian's gross margin in 1995 was the declining cost of purchasing CD ROM drives manufactured in Japan, reflecting changes in exchange rates for the yen, increased price competition, and availability.

     Cost of sales in 1994 was entirely due to the inclusion of one month of Meridian cost of sales in the Company's results of operations.

     For a  discussion  of  certain  risks  affecting  cost of sales,  see "Risk
Factors  -  Dependence  on  Third  Party   Suppliers"   and  "  -  Expansion  of
International Operations; Foreign Currency Fluctuations."

AMORTIZATION OF PURCHASED TECHNOLOGY

         There was no amortization expense in 1996. Technology acquired in the purchase of MDI was amortized over its estimated useful life of seven months, beginning in December 1994. Purchased technology had been completely amortized by June 30, 1995.

COST OF PRODUCT SALES AND SERVICES TO, AND ROYALTIES FROM IBM

         There was no cost associated with product sales and services to, and royalties from IBM in 1996 or 1995. The cost of product sales and services to, and royalties from IBM in 1994 exceeded the level of product sales due to manufacturing overhead expenses which were geared to a higher level of shipments than occurred.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expense in 1996 was $3.3 million, an increase of $0.8 million, or 34%, over 1995. This increase was due to higher payroll, overhead expenses, and the amortization of an advance made to a development stage company ("DSC"), developing a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). In November 1996, the Company entered into an agreement with DSC. As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC, which was recorded in other assets. In return, the Company received warrants convertible into the common stock of DSC, the right to license DSC's software technology, and a security interest in DSC's technology. To the extent that DSC expends the funds advanced under the Loan, Meridian reduces the carrying value of this investment and recognizes the expense as research and development expense. As a result, the Company recorded $0.2 million in research and development expense which reflects Meridian's estimate of the development activities of DSC through December 31, 1996. The Company expects to record additional charges to research and development expense concurrent with DSC's development efforts due to uncertainty over the future realization of the Loan. Meridian is under no obligation to advance additional funds to DSC. The Company expects research and development expense to increase in 1997 both in absolute dollars and as a percent of sales.

         Research and development expense consists of salaries and related expenses incurred in the development of the Company's products, as well as expenses related to consultants and prototype material purchased in the development of the Company's CD ROM networking software and extensions of its system offerings. Research and development expense was $0.8 million in each of the first three quarters of 1996, and $1.0 million for the fourth quarter. This represents approximately 11%, 12%, 12%, and 16% of product sales, respectively. For a discussion of certain risks related to research and development, see "Risk Factors - Rapid Technological Change; Potential for Product Defects."

         Research and development expense was $0.7 million, $0.5 million, $0.6 million and $0.6 million for the four quarters of 1995, representing 16%, 11%, 9% and 8% of product sales, respectively. Research and development expense declined in absolute dollars in the second quarter of 1995 from the first quarter due to reductions in the number of research and development consultants and employees as a result of organizational changes made following the acquisition of Meridian Data, Inc. Research and development expense increased moderately in the second half of 1995 as a result of higher spending on new products which were subsequently released in late 1995 and early 1996.

         Meridian believes that, as CD ROM server hardware increasingly becomes a commodity item, it will be difficult to create a significant competitive advantage through hardware development. Therefore, the Company devotes substantially all of its engineering resources towards software development. For a discussion of certain risks related to research and development, see "Risk Factors Rapid Technological Change; Potential for Product Defects."

         In 1994, research and development expenses were $3.5 million. This includes approximately $188,000 of research and development expense related to Meridian products incurred in the month of December 1994. The remaining expense was related to the Company's development of a new server for IBM, which IBM eventually declined to accept.

SALES AND MARKETING. Sales and marketing expense consists primarily of payroll and related expenses, including commissions, and advertising related expenses. Sales and marketing expense was $7.5 million in 1996, and increase of approximately $1.3 million, or 21% over 1995. This increase was to higher payroll and related expenses, and increased advertising and promotional expenses. Sales and marketing expense was $1.8 million for each of the first three quarters of 1996, and $2.1 million in the fourth quarter. This represented approximately 25%, 29%, 27%, and 35% of product sales, respectively. In the fourth quarter of 1996, Meridian substantially increased is promotional and advertising expenditures to counteract decreasing revenues and increasing price competition. In 1997, the Company intends to increase the level of sales, marketing , and technical support that Meridian offers its distribution and reseller partners. As such, the Company anticipates that sales and marketing expenses will increase in the future both in absolute dollars and as a percent of sales.

         Sales and marketing expense was $1.4 million, $1.5 million, $1.5 million and $1.8 million in the four quarters of 1995, representing 32%, 32%, 23% and 23% of products sales, respectively. In the last six months of 1995 the Company expanded its marketing efforts, increased its product introduction expenses, and shifted its advertising from vertical niche periodicals to broad industry publications, such as PC Week and LAN Times.

         For a discussion of certain risks relating to sales and marketing, see "Risk Factors - Dependence on Third Party Distributors" and " - Emerging Markets; Product Concentration."

         Sales and marketing expense in 1994 primarily consisted of expenses incurred in market research in support of the Company's next generation server and sales efforts to license that server to other companies.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of payroll and related expenses and occupancy expenses. General and administrative expense was approximately $2.2 million in both 1995 and 1996. General and administrative expense was $0.5 million in each of the first three quarters of 1996, and $0.6 million in the fourth quarter. General and administrative expenses increased in the fourth quarter due to higher overhead expenses. General and administrative expense is expected to increase in 1997 both in absolute dollars and as a percent of sales.

         General and administrative expense was $0.6 million, $0.5 million, $0.5 million and $0.5 million in the four quarters of 1995, representing 14%, 10%, 8% and 7% of product sales, respectively. The decrease in general and administrative expense in the second quarter of 1995 was primarily due to lower compensation expense.

         General and administrative expense for 1994 consisted primarily of payroll and related expenses and occupancy expenses.

IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED IN MDI ACQUISITION

         After allocating the purchase price to net tangible assets, acquired technology, which represented MDI's current products, was valued by an independent appraiser using a risk adjusted cash flow model. Under the model, future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the acquired technology. This analysis resulted in an allocation of $0.5 million to acquired technology, which was capitalized in other assets. The acquired technology was amortized over seven months, beginning December 1, 1994.

         With respect to MDI's in-process R&D at December 1, 1994, none had reached a stage where feasibility, delivery, or product features were certain. Prior to the acquisition by the Company, MDI had begun developing applications and system software for Windows. However, MDI's experience developing and marketing Windows-based applications or systems was minimal. Acquired research and development in-process was valued by an independent appraiser using the same methodology as the acquired technology. Expected future cash flows associated with acquired in-process R&D were discounted considering risks and uncertainties related to the viability of the products, to the work required to establish feasibility, and to the completion of products that will be ultimately marketed by the Company. This analysis resulted in an allocation of $21.2 million to acquired in-process research and development expense. This amount, which is not deductible for tax purposes, was charged to operating expense at the acquisition date.

1994 RESTRUCTURING COSTS

         In 1994, Meridian recorded two restructuring charges totaling $2.2 million. The total charge included $1.5 million in non-cash charges relating to the write-off of fixed assets and prepaid expenses and $0.7 million for anticipated cash charges. The first charge of $1.4 million was accrued in the second quarter of 1994 and was related to the downturn in business with IBM. This charge consisted primarily of the write down of fixed assets identifiable with Meridian's relationship with IBM, estimated carrying costs of excess capacity, and a provision for noncancleable purchase commitments. In December of 1994, with the acquisition of MDI, the Company took an additional charge against earnings of $0.8 million. This charge was primarily related to occupancy expenses incurred in connection with terminating the lease on the Mountain View, California, office, severance pay for certain employees, and the write-off of certain fixed assets. The total number of employees terminated due to reductions during 1994 was 61. These employees responsibilities covered all functional departments. Restructuring actions were completed during 1995.

OTHER INCOME AND EXPENSE

INTEREST INCOME AND EXPENSE.

         Interest income increased to $1.6 million in 1996 due to funds provided by a public offering of the Company's Common Stock in April 1996. Interest income decreased from $1.6 million in 1994 to $0.8 million in 1995 due to the use of funds required in acquiring MDI. Interest income could decrease in the future if the Company were to acquire another company or technology, or if interest rates were to decline.

INCOME TAXES

         The Company's estimated effective tax rate for 1996 and 1995 was approximately 5% and 3% respectively. This rate is lower than the statutory rate due to the utilization of net operating loss carryforwards. The Company's tax liability results primarily from federal and state alternative minimum taxes, as well as state franchise taxes. At December 31, 1996, the Company has a net operating loss carryforward for U.S. federal income tax purposes of approximately $13.8 million that expires between 2005 and 2009. The net operating loss carryforward includes approximately $8.7 million of tax deductions resulting from the exercise of employee stock options. The tax benefit of this deduction, when realized, will be accounted for as a credit to shareholders' equity rather than as a reduction in the income tax provision. The Company has federal research and development tax credit carryovers of approximately $0.9 million at December 31, 1996, that expire primarily in 2003 through 2010. The Company's net operating losses, tax deductions and credit carryforwards may be limited by changes in ownership as defined under the Internal Revenue Code. Based on the Company's evaluation of the weight of available evidence, it cannot conclude that it is more likely than not that deferred income tax assets will be realized and therefore has provided a full deferred income tax valuation allowance at December 31, 1996.

         Meridian did not have income tax expense in 1994 due to net operating losses. The Company did not record any benefit of these losses due to uncertainty as to their realization. The charge for purchased research and development of $21.2 million in 1994 was not deductible for tax purposes.

CAPITAL RESOURCES AND LIQUIDITY

         Meridian's source of cash flow from operations for 1996 was principally net income from operations adjusted for noncash depreciation and amortization charges and the amortization of advance for research and development arrangements. These were offset by an increase in accounts receivable due to the timing of sales, and a decrease in account payable and accrued payroll related expenses. The Company's capital expenditures for 1996 were approximately $0.5 million. The Company's source of cash flow from operations for 1995 was principally net income from operations adjusted for noncash depreciation and amortization charges. These were offset by an increase in accounts receivable due to higher sales, payment of restructuring expenses accrued at December 31, 1994, and a decrease in deferred revenues. The Company's capital expenditures for 1995 were approximately $0.4 million. Also included in cash flows from investing activities in 1995 was $1.8 million for cash released from the restricted escrow account set up as part of the acquisition of MDI.

         On April 30, 1996, the Company completed an offering of 2,645,000 shares of its Common Stock at an offering price of $15.00 per share (the "Offering"). The net proceeds from the Offering were $36.8 million. In conjunction with the Offering, the Company acquired an option to repurchase 1.2 million shares of Common Stock from certain shareholders (the "Option"). The Company exercised the Option on May 1, 1996 for an aggregate of $16.7 million. The balance of the net proceeds from the Offering were $20.1 million and were invested in marketable securities.

     Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies,  or develop  products  in-house  which  leverage off the Company's extensive experience in networking software and server development. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity could result in dilution in the equity ownership of the Company's shareholders.

         At December 31, 1996, Meridian's principal source of liquidity consisted of cash and marketable securities totaling $39.1 million and accounts receivable of $3.0 million. The Company believes that its current cash and marketable securities, and accounts receivable will satisfy its working capital and capital expenditure requirements at least through the end of 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Certain information required by this Item is included in Item 6 of Part II of this Report under the heading "Quarterly Financial Data" and is incorporated herein by reference. All other information required by this Item is included on pages 29 to 41 in Item 14 of Part IV of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the Directors of the Company is incorporated by reference from the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1996 (the "1997 Proxy Statement"). Information regarding the executive officers of the Company is incorporated by reference from the information set forth under the caption "Executive Officers of the Company" at the end of Part I of this report. Information with respect to Directors and Officers of the Company required by
Item 405 of Regulation S-K is incorporated herein by reference from information set forth under the caption "Filing of Reports by Directors and Officers" in the 1997 Proxy Statement.

DISCLOSURE WITH REGARD TO DELINQUENT FILINGS

         Based solely on a review of Forms 3, 4, and 5 furnished to the Company during 1996, Meridian believes that no officer, director, or 10% shareholder was delinquent in filing any Form 3, 4, or 5.

ITEM 11. EXECUTIVE COMPENSATION.

         Information   regarding  executive   compensation  is  incorporated  by
reference from the information set forth under the caption "Executive Officer Compensation" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption "Record Date and Share Ownership" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated by reference from the information set forth under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

         (a)  The following documents are filed as part of this Report:


1 FINANCIAL STATEMENTS.  The following financial statements of the
  Company and the Report of Independent  Accountants, are included
  in  Part  IV  of this report on the pages indicated.                      PAGE
  Report of Independent Accountants.........................................  29
  Balance Sheets as of December 31, 1996 and 1995...........................  30
  Statements of Operations for the years ended December 31, 1996, 1995, and 1994................................................................  31
  Statements of Shareholders' Equity for the years ended December 31,
    1996, 1995, and 1994....................................................  32
  Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994................................................................  33
  Notes to Financial Statements.............................................  34

2.FINANCIAL STATEMENT SCHEDULE.  The following financial statement schedule of the Company as of and for the years ended December 31, 1996, 1995 and 1994, and the Report of Independent Accountants on Financial Statements Schedule (page 46) are included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the Company.

  SCHEDULES    TITLE                                                        PAGE
     II        Valuation and Qualifying Accounts............................  47

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3.EXHIBITS (in accordance with Item 601 of Regulation S-K).
2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
3.1 Restated Articles of Incorporation of Parallan Computer, Inc. previously filed as Exhibit 3.1A to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
3.1a Certificate  of  Amendment  of the  Articles of  Incorporation  of Parallan
     Computer, Inc., previously filed as Exhibit 3.1a to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated by reference.
3.1b Restated  Certificate of  Incorporation  of Meridian Data, Inc.  previously filed as Exhibit 3.1b to the Quarterly Report of Form 10-Q for the period ended march 31, 1995, and incorporated herein by reference.
3.2 Bylaws of Parallan Computer, Inc. previously filed as Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
4.1 Specimen Common Stock certificate of Meridian Data, Inc. previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
9.1 Shareholders Agreement, dated as of June 1, 1992, among IBM Corporation, Parallan Computer, Inc. and certain shareholders of Parallan Computer, Inc. previously filed as Exhibit 9.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.1 Form of Indemnification Agreement for directors and officers previously filed as Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
10.6 Registration Rights Agreement between the Registrant and certain of the Registrant's shareholders previously filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.7 Custodial Agreement dated as of May 12, 1992 between Parallan Computer, Inc., IBM Corporation and File-PROTEK, Inc. previously filed as Exhibit
     10.7 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.8 Share Purchase Agreement dated as of May 15, 1992 between Parallan Computer, Inc., and IBM Corporation, as amended, previously filed as
     Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.10Master Work Agreement dated as of June 1, 1992 between  Parallan  Computer,
     Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.11Secured Loan Agreement dated as of June 1, 1992 between Parallan  Computer,
     Inc.  and IBM  Credit  Corporation  previously  filed as  Exhibit  10.11 to
     Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.12Lease  Agreement  dated as of October 26, 1992 between  Parallan  Computer,
     Inc. and South Bay/Copley Joint Venture previously filed as Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.13Master  Equipment  Lease  dated  as  of  June  29,  1990  between  Parallan
     Computer,  Inc.  and  Western  Technology  Investment  previously  filed as
     Exhibit 10.13 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.14Master  Equipment  Lease  dated as of January  15,  1993  between  Parallan
     Computer, Inc. and Phoenix Leasing Incorporated previously filed as Exhibit
     10.14 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.15Amendment to the Master Work Agreement and Marketing  Agreement dated as of
     March 31, 1994, between Parallan Computer, Inc. and IBM Corporation. 10.16Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
10.17Stock Option  Assignment  and Exercise  Agreement  between the  Registrant,
     International Business Machines Corporation and certain shareholders of the Registrant dated March 6, 1996 previously filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
10.18Meridian  Data,  Inc.  1995  Director  Stock Plan and form of  subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No, 333-2622) and incorporated herein by reference.
11   Statement re: computation of net income (loss) per share.  See page 44.
16.1 Letter regarding change in accountants previously filed as Exhibit 16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
23   Consent of Independent Accountants.  See page 45.
24   Power of attorney (see page 42).  See page 42.
27   Financial Data Schedule.  See page 48.

         (b)  Reports on Form 8-K.

                 None

         (c)  Exhibits.

                 See Item 14(a)3 above.

         (d)  Financial Statement Schedule.

                 See Item 14(a)2 above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Meridian Data, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Meridian Data, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 28, 1997

MERIDIAN DATA, INC.
BALANCE SHEETS
                                                       December 31,
                                                   1996             1995
                                                 ------           ------
ASSETS                                               (in thousands)
Current assets:
   Cash and cash equivalents                    $24,809          $11,752
   Marketable securities                         14,340            5,900
   Accounts receivable (net of
     allowance for returns and
     doubtful accounts of $512
     and $770, respectively)                      2,991            2,772
   Inventories                                    1,311            1,118
   Other assets                                     324              126
                                                 ------           ------
       Total current assets                      43,775           21,668

Property and equipment at cost,
 less accumulated depreciation                      653              569
Other assets                                        817               16
                                                 ------           ------
                                                $45,245          $22,253
                                                 ======           ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 1,632          $ 2,419
  Accrued payroll and related expenses              686            1,442
  Accrued advertising and promotion                 506              430
  Other accrued liabilities                       1,191            1,589
                                                 ------           ------
       Total current liabilities                  4,015            5,880
                                                 ------           ------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Common stock, no par value, 35,000 shares
   authorized, 9,590 and 7,979 shares issued
   and outstanding                               69,578           48,994
  Unrealized gains on marketable securities           5                6
  Accumulated deficit                           (28,353)         (32,627)
                                                 ------           ------
       Total shareholders' equity                41,230           16,373
                                                 ------           ------
                                                $45,245          $22,253
                                                 ======           ======





The accompanying notes are an integral part of these financial statements.



MERIDIAN DATA, INC.
STATEMENTS OF OPERATIONS                                 YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)   1996             1995              1994
--------------------------------------------------------------------------------
Revenues:
     Product sales                   $26,116          $23,426           $ 1,957
     Other revenue                         -            1,500                 -
     Product sales and services to
        and royalties from IBM             -              369             3,954
                                      ------           ------            ------
         Total revenues               26,116           25,295             5,911
                                      ------           ------            -------
Costs and expenses:
     Cost of product sales            10,162           12,150               995
     Amortization of purchased
        technology                         -              455                75
     Cost of product sales and
        services to and royalties
        from IBM                           -                -             4,365
     Research and development          3,315            2,474             3,516
     Sales and marketing               7,520            6,238             1,107
     General and administrative        2,210            2,170               974
     Acquired in-process research
        and development                    -                -            21,245
     Restructuring charges                 -                -             2,168
                                      ------           ------            ------
         Total costs and expenses     23,207           23,487            34,445
                                      ------           ------            ------

Income (loss) from operations          2,909            1,808           (28,534)
Realized losses on marketable
   securities                              -                -              (544)
Interest income                        1,590              776             1,571
                                      ------           ------            ------
Income (loss) before income taxes      4,499            2,584           (27,507)
Provision for income taxes              (225)             (84)                -
                                      ------           ------            ------
Net income (loss)                    $ 4,274          $ 2,500          $(27,507)
                                      ======           ======           =======
Net income (loss) per share          $  0.44          $  0.30          $  (3.69)
                                      ======           ======           =======
Weighted average common
   shares and equivalents              9,692            8,416            7 ,455
                                      ======           ======           =======













The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
                                                   Unrealized                        Total
                                 Common Stock      losses on      Accumulated    Shareholders'
                               Shares    Amount   investments       Deficit         Equity
Balance at December
      31, 1993...............   7,364  $ 45,429      $   -        $ (7,620)     $ 37,809
Common stock issued
   under stock plans.........     142       248          -               -           248
Compensation expense
    related to stock
    options issued below
   market....................       -       137          -               -           137
Net unrealized losses on
   investments...............       -         -        (48)              -           (48)
Options assumed in the
   acquisition of MDI........       -       806          -               -           806
Net loss.....................       -         -          -         (27,507)      (27,507)
                              ----------------------------------------------------------
Balance at December
   31, 1994..................   7,506    46,620        (48)        (35,127)       11,445
Common stock issued
   under stock plans.........     473       587          -               -           587
Compensation expense
    related to stock
    options issued
   below market..............       -        30          -               -            30
Net unrealized gains on
   investments..............        -         -         54               -            54
Options exchanged in
   connection with the
   acquisition of MDI........       -     1,757          -               -         1,757
Net income...................       -         -          -           2,500         2,500
                             -----------------------------------------------------------
Balance at December
   31, 1995..................   7,979    48,994          6         (32,627)       16,373
Common stock issued
   under stock plans.........     259       978          -               -           978
Compensation expense
    related to stock
    options issued
   below market..............       -        36          -               -            36
Unrealized losses on
   investments...............       -         -         (1)              -            (1)
Common Stock issued
   in a Public
   Offering, net of
   issuance expenses.........   2,645    36,841          -               -        36,841
Common Stock
   repurchased...............  (1,293)  (17,271)         -               -       (17,271)
Net Income...................       -         -          -           4,274         4,274
                             -----------------------------------------------------------
Balance at December
   31, 1996..................   9,590  $ 69,578      $   5        $(28,353)     $ 41,230
                        ================================================================

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                   Year ended December 31,
(In thousands)                                   1996       1995        1994
----------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                          $ 4,274    $ 2,500    $(27,507)
Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
     Restructuring charges                          -          -       1,714
     Acquired in-process research
       and development                              -          -      21,245
     Compensation expense related
       to stock options issued below
       market value                                36         30         137
     Depreciation and amortization                401        685         754
     Amortization of advance for research
       and development arrangements               200          -           -
     Changes in assets and liabilities,
       net of the effect of an acquisition
       in 1994:
          Accounts receivable                    (219)      (801)      1,474
          Inventories                            (193)        75         895
          Other assets                           (199)         7          43
          Advance for research and
            development arrangement            (1,000)         -           -
          Accounts payable                       (787)       508        (392)
          Accrued payroll and related expenses   (756)       411      (1,505)
          Accrued advertising and promotion        76        (79)        509
          Other accrued liabilities              (398)    (1,515)         42
          Deferred IBM development revenue          -          -        (365)
                                              -------     ------     -------
            Net cash provided by (used in)
              operating activities              1,435      1,821      (2,956)
                                              -------     ------     -------
Cash flows from investing activities:
   Purchases of property and equipment           (485)      (404)       (578)
   Net cash acquired from an acquisition            -          -         128
   Restricted cash released from restricted
     escrow account                                 -      1,825           -
   Restricted cash to support notes payable
     issued in connection with an acquisition       -          -     (21,201)
   Redemption of marketable securities         11,978      5,115      32,994
   Additions to marketable securities         (20,419)    (5,884)     (4,088)
                                               ------     ------     -------
            Net cash (used in) provided
              by investing activities          (8,926)       652       7,255
                                               ------     ------     -------
Cash flows from financing activities:
   Repurchase of Common Stock                 (17,271)         -           -
   Issuance of Common Stock, net               36,841          -           -
   Issuance of Common Stock related
     to stock plans                               978        587         248
                                               ------     ------     -------
            Net cash provided by
              financing activities             20,548        587         248
                                               ------     ------     -------
Net increase in cash and cash equivalents      13,057      3,060       4,547
Cash and cash equivalents at beginning of year 11,752      8,692       4,145
                                               ------     ------     -------
Cash and cash equivalents at end of year      $24,809    $11,752    $  8,692
                                               ======     ======     =======


The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
         NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
                              1996, 1995, AND 1994

NOTE 1 _ THE COMPANY:

         Meridian Data, Inc. (the "Company" or "Meridian"), formerly known as Parallan Computer, Inc., was incorporated in 1988 and is currently engaged in the development of CD ROM and CD R networking products for Novell, Windows NT, and Banyan networking environments, and related client software.

         Prior to the Company's acquisition of Meridian Data, Inc. ("MDI") in December 1994 (Note 9), the Company developed and supported high performance network superservers and enterprise networking software for local and wide-area networks under several agreements with International Business Machines ("IBM"), which provided a framework whereby the Company designed and developed network servers and software for IBM to manufacture and market in exchange for licensing fees and royalties. Based on management's expectations with respect to potential future revenues from IBM, the Company restructured its operations away from reliance on IBM in the second quarter of 1994.

NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

         Cash equivalents consist of highly liquid investment instruments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates their estimated fair market value. At December 31, 1996 and 1995, the Company's marketable securities, consisting primarily of government and corporate bonds, certificates of deposit and commercial paper, are classified as available for sale and are reported at fair market value based on quoted market prices, which approximates cost.
Any unrealized gains or losses recorded as a separate component of shareholders' equity.

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of unsecured accounts receivable and investments in government and high grade corporate bonds, certificates of deposit, and commercial paper. The Company places its cash primarily in investment accounts under professional management. The Company's investment policy limits the amount of credit exposure to any one issuer. The Company's investment policy also attempts to limit interest rate risk by restricting any concentration of maturities. Meridian's accounts receivable are primarily derived from sales to distributors and value added resellers (VARs) in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts based upon the expected collectibility of all accounts receivable and has not experienced material losses to date. At December 31, 1996 and 1995, five customers accounted for 50% and 54%, respectively, of the Company's gross accounts receivable.

INVENTORIES

         Inventories are valued at the lower of cost, using the first-in first-out method, or market.

RESEARCH AND DEVELOPMENT COSTS

         The Company charges research and development costs to operations as incurred. Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" requires capitalization of certain software development costs after technological feasibility of software is established upon the completion of the working model. Development costs incurred by the Company after completion of the working model and prior to commercial release have been insignificant and all software development costs since 1993 have been expensed as incurred.

PROPERTY AND EQUIPMENT

         Property and equipment, including leasehold improvements, are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally one to three and a half years. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated useful lives of the improvements.

INCOME TAXES

         Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws.

REVENUE RECOGNITION

         Product revenues are recognized upon shipment to the customer or delivery to a third party shipper. Revenue from sales to distributors is recognized net of an allowance for product returns, price protection, and other adjustments which may be required under the Company's agreements with distributors. Contract and service revenue is recognized over the term of the respective agreements, generally on a percentage of completion basis.

         During 1996, two customers, consisting of two large distributors, accounted for 25% and 18% of the company's 1996 product sales. During 1995, three customers, consisting of two large distributors and one VAR of electronic hardware and software in the United States, accounted for 19%, 13%, and 9% of Meridian's 1995 product sales. During 1994, no customers accounted for greater than 10% of non-IBM revenue. Export sales in 1996 and 1995 were $3.6 million and $2.6 million, respectively, primarily to the Pacific Rim, Europe and South America.

NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average Common Stock outstanding and dilutive common equivalent shares (using the treasury stock method). Common equivalents shares include stock options and warrants.

USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the period. Actual results could differ from estimates.

RECLASSIFICATIONS

     Certain information in the 1995 financial statements has been reclassified to confirm with the 1996 financial statement presentation.

NOTE 3 _ SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                     YEAR ENDED DECEMBER 31,
                                      1996     1995    1994
                                      ----     ----    ----
CASH PAID DURING THE YEAR FOR             (IN THOUSANDS)
         Interest................      $18      $20     $12
         Taxes...................      126       32      35

NOTE 4 _ BALANCE SHEET DETAIL (IN THOUSANDS):
                                                       DECEMBER 31,
                                                     1996        1995
Marketable securities:                            -------      ------
 United States government and agencies.....      $  2,696     $ 2,580
 Corporate.................................        28,936      11,081
 Other.....................................         6,328         561
                                                  -------      ------
                                                   37,960      14,222
 Less securities classified as
      cash equivalents.....................       (23,620)     (8,322)
                                                  -------      ------
                                                 $ 14,340     $ 5,900
                                                  =======      ======
Inventories:
      Raw materials and purchased parts....      $    885     $   647
      Work in process......................           426         471
                                                  -------      ------
                                                 $  1,311     $ 1,118
                                                  =======      ======
Property and equipment:
      Computers and purchased software.....      $    953     $   487
      Machinery and equipment..............           167         227
       Furniture and fixtures..............           181         109
      Leasehold improvements...............            26          18
                                                  -------      ------
                                                    1,327         841
      Less accumulated depreciation
           and amortization................          (674)       (272)
                                                  -------      ------
                                                 $    653     $   569
                                                  =======      ======

NOTE 5 _ COMMITMENTS AND CONTINGENCIES:

         The Company rents its offices, manufacturing, and research facilities under noncancelable operating leases which expire in 1997 through 1999. The Company's lease agreement requires that the Company pay certain other expenses such as property taxes, insurance, and common area maintenance. Rent expense for all operating leases was $0.4 million, $0.4 million, and $0.2 million for 1996, 1995, and 1994, respectively. Future minimum lease payments due under noncancelable operating leases at December 31, 1996 are as follows (in thousands):

YEAR ENDING:              OPERATING LEASES
------------              ----------------
1997.............................   $  515
1998.............................      385
1999.............................      337
                                     -----
Total minimum lease payments.....   $1,237
                                     =====

     A former employee of the Company has claimed that she was wrongfully terminated and seeks unspecified monetary damages and fees from Meridian. The Company has conducted a review of the circumstances surrounding this matter and believes the claim is without merit. Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurance about the outcome of such litigation. Nevertheless, should the former employee prevail in her claim, the Company does not believe such a result would have a material adverse affect on the Company's business, financial condition and results of operations.

NOTE 6 _ RESEARCH AND DEVELOPMENT ARRANGEMENT:

         In November 1996, the Company entered into an agreement with a development stage company ("DSC") to partially fund the development of a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC at and annual rate of 5.96%, due in August of 1997, and which was recorded in other assets. In return, the Company received warrants convertible into the common stock of DSC, the right to license DSC's software technology, and a security interest in DSC's technology. As another condition of the Loan to DSC, Gianluca
U. Rattazzi, President and CEO of Meridian Data, Inc. was elected to the Board of Directors of DSC. To the extent that DSC expends the funds advanced under the Loan, Meridian reduces the carrying value of this investment and recognizes the expense as research and development expense. As a result, the Company recorded $0.2 million in research and development expense which reflects Meridian's estimate of the development activities of DSC through December 31, 1996. The Company does not recognize any interest income from the Loan. The Company expects to record additional charges to research and development expense concurrent with DSC's development efforts due to uncertainty over the future realization of the Loan. Meridian is under no obligation to advance additional funds to DSC.

NOTE 7 _ STOCKHOLDERS EQUITY:

1988 AND 1992 STOCK OPTION PLANS

         The Company has reserved 1,350,394 and 670,320 shares of Common Stock, respectively, for issuance under the Company's 1988 and 1992 stock option plans (Plans). The options granted may be either incentive stock options to employees or nonstatutory stock options to employees or consultants, at the discretion of the Board of Directors. The Board also has the discretion to grant to employees and consultants stock purchase rights for shares of stock reserved for issuance under the Plans. Terms and conditions of stock options and stock purchase rights are set by the Board of Directors.

         Stock options granted to date generally become exercisable at the rate of 25% of the total shares on the first anniversary of the grant date and thereafter at the rate of one forty-eighth of the total shares each full month for 36 months thereafter. Shares purchased under stock purchase rights are subject to repurchase by the Company. The Company's right of repurchase expires ratably, subject to continued employment, over a four year period. To date, no stock purchase rights have been granted.

         The 1992 Plan was terminated in May 1992 and accordingly, no further option grants will be made under the Plan. Any options issued under this Plan which are subsequently canceled are returned to the Plan and immediately expire. Termination of the Plan, however, does not affect options previously granted thereunder.

         In February 1996, the Company issued employees options to purchase 30,503 shares of Common Stock with an exercise price of $11.375 per share, contingent upon shareholder approval of an increase in the number of shares reserved for issuance under the 1988 Plan. The increase was approved at the Company's 1996 Annual Meeting of Shareholders when the fair market value of Meridian's Common Stock was $15.125. These options vest ratably through March 2000 and contained a compensatory element in the amount of $114,000, which is being recognized during vesting period.

1995 DIRECTOR STOCK OPTION PLAN

         The Company has reserved 100,000 of Common Stock for issuance under the Company's 1995 Director stock option plan (the "1995 Plan"). The 1995 Plan provides for the automatic grant of a nonstatutory option to purchase 12,500 shares of the Company's common stock to each outside Director upon their initial election to the Board of Directors (the "First Option"). Upon each subsequent re-election to the Board, the outside Director receives an additional grant to purchase 5,000 shares of the Company's common stock (the "Subsequent Option"). All options are granted at fair market value of the Common Stock on the date of grant.

         The 1995 Plan provides that the First Option vests at the rate of 25% per year on the anniversary of the grant date. Each Subsequent Option vests ratably over eight months following the month of grant.

1987 MERIDIAN DATA INCENTIVE STOCK PLAN

         Under the terms of the Company's acquisition of MDI, the Company assumed options to acquire approximately 1,176,800 shares of MDI common stock at prices ranging from $0.10 to $1.25 per share. These options automatically converted into options to purchase 598,288 shares of the Company's common stock at prices ranging from $0.197 to $2.460 per share. Stock options granted under this plan generally become exercisable at the rate of 33% of the total shares on the first anniversary of the grant date and thereafter at the rate of one twenty-fourth of the total shares each full month for 24 months thereafter. This Plan was terminated effective with the acquisition of MDI by the Company and accordingly, no further option grants will be made under the Plan. Any options issued under this Plan which are subsequently canceled are returned to the Plan and immediately expire. Termination of the Plan, however, does not affect options previously granted thereunder.

KEY EMPLOYEE STOCK PLAN

         In June 1992, the Company issued to certain key employees and consultants options to purchase 206,640 shares of Common Stock with an exercise price of $1.00 per share, of which 178,000 shares vested. At the date of the issuance of the options, the Board of Directors determined that the fair market value of the Common Stock was $5.00 per share. The Company recognized $30,000 and $137,000 of compensation expense in 1995 and 1994, respectively, related to stock options issued below fair market value under the Key Employee Stock Plan. The Key Employee Stock Plan was terminated in December 1992 and accordingly, no further option grants will be made under this Plan.

         Stock option activity under the above Plans for years 1996, 1995, and 1994, is as follows:

                                                               OPTIONS OUTSTANDING
                                       SHARES         --------------------------------------
                                       AVAILABLE                 WEIGHTED
                                       FOR GRANT      SHARES  AVERAGE PRICE     PRICE RANGE
                                       ---------     -------  -------------    --------------
Balance at December 31, 1993........... 245,270      581,899      $ 5.90       $0.025-$22.500
 Additional shares assumed
      under Meridian stock plan........ 598,288            -      $ 1.05
 Options granted.......................(555,667)     555,667      $ 5.74       $4.000-$12.625
 Meridian options assumed..............(598,288)     598,288      $ 1.05       $0.197-$ 2.460
 Options canceled...................... 372,084     (372,084)     $10.93       $0.025-$22.500
 Options exercised.....................       -     (108,847)     $ 0.15       $0.025-$ 7.500
 Options expired....................... (20,917)                  $ 0.62       $0.025-$ 1.000
                                       --------    ---------
Balance at December 31, 1994...........  40,770    1,254,923      $ 2.53       $0.025-$ 7.500
 1995 Director Option Plan............. 100,000            -
 Increase in 1988 Plan................. 500,000            -
 Options granted.......................(658,600)     658,600      $ 5.09       $4.000-$10.000
 Options canceled...................... 153,200     (153,200)     $ 3.46       $1.180-$ 7.500
 Options exercised.....................       -     (439,764)     $ 1.06       $0.025-$ 6.125
 Options expired....................... (65,114)           -      $ 1.18       $1.180-$ 7.500
                                       ---------     -------
Balance at December 31, 1995...........  70,256    1,320,559      $ 4.25       $0.025-$10.000
 Increase in 1988 Plan................. 300,000            -
 Options granted.......................(401,600)     401,600      $ 8.69       $7.250-$15.125
 Options canceled...................... 173,389     (173,389)     $ 7.20       $1.180-$15.125
 Options exercised.....................       -     (214,819)     $ 3.09       $0.025-$ 8.500
 Options expired....................... (33,592)           -      $ 1.18       $1.180-$ 1.180
                                       --------    ---------
Balance at December 31, 1996........... 108,453    1,333,951      $ 5.45       $0.025-$15.130
                                       ========    =========
Options exercisable at December 31,
  1996.................................              540,675      $ 4.33       $0.025-15.130
                                                   =========

1992 EMPLOYEE STOCK PURCHASE PLAN

         In October 1992, the Company adopted the 1992 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of their base compensation plus commission, at a price per share equal to 85% of the fair market value as of the first day or the last day, whichever is lower, of each six-month offering period under the Purchase Plan. The offering periods commence on May 1 and November 1. The Company has reserved 200,000 shares of Common Stock for issuance under the Purchase Plan. At December 31, 1996, 114,163 shares of Common Stock had been issued under the Purchase Plan, and 85,837 shares remain available for future issuance under the Purchase Plan.

STOCK COMPENSATION

         The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation " which established a fair value based method of accounting for employee stock option plans. The Company elected to adopt the disclosure method of FAS 123. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the
Company's net income and pro forma net loss per share would have been as follows: (in thousands)
                                      1996             1995
                                      ----             ----
         Net income:
              As reported           $4,274           $2,500
                                    ======           ======
              Pro forma             $3,246           $1,983
                                    ======           ======
         Net income per share:
              As reported           $ 0.44           $ 0.30
                                    ======           ======
              Pro forma             $ 0.33           $ 0.24
                                    ======           ======

         The fair value was determined using the Black-Sholes option pricing model incorporating the following range of assumptions in the calculations:

         Expected life                      4.51 years
         Interest rate at date of grant     6%
         Volatility at date of grant        0.6566 to 1.0853
         Dividend yield                     0%

         The  following   table   summarizes   information   about  all  options
outstanding as December 31, 1996:

                              Options Outstanding          Options Exercisable
   Range of                     Weighted Average             Weighted Average
Exercise prices    Number Remaining Life  Exercise Price  Number  Exercise price
--------------- --------- ------------------------------  ------- --------------
$ 0.025-$ 1.18    104,342 5.1 years       $ 0.22          104,342   $ 0.22
$ 4.000-$ 6.50    871,059 7.8    "        $ 4.72          377,563   $ 4.46
$ 7.250-$10.00    310,850 9.4    "        $ 8.15           33,445   $ 8.64
$11.380-$15.13     47,700 9.2    "        $12.55           25,325   $13.60
                ---------                                 -------
$ 0.025-$15.13  1,333,951 8.0 years       $ 5.45          540,675   $ 4.33
                =========                                 =======

         Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

NOTE 8 _ FEDERAL AND STATE INCOME TAXES:

     The provision for income taxes in 1996, 1995, and 1994 was as follows (in thousands):
                          YEARS ENDED DECEMBER 31,
                        1996        1995        1994
                        ----        ----        ----
Federal:
 Current...........    $ 167       $  62      $    -
 Deferred..........        -           -           -
                        ----        ----       -----
                         167          62           -
State:
 Current...........       58          22           -
 Deferred..........        -           -           -
                        ----        ----       -----
                          58          22           -
                        ----        ----       -----
                       $ 225       $  84      $    -
                        ====        ====       =====

         Deferred tax assets at December 31, 1996 and 1995, consist of the following (in thousands):

                                                     DECEMBER 31,
                                                 1996          1995
                                                 ----          ----
Deferred tax assets:
 Federal and state loss carryforwards.........$ 4,850       $ 6,536
 Tax credit carryforwards.....................  1,417         1,417
 Inventory reserves and basis differences.....    294           269
 Depreciation and amortization................    154           267
 Other........................................  1,384         1,190
                                               ------        ------
                                                8,099         9,679
 Deferred tax asset valuation allowance....... (8,099)       (9,679)
                                               ------        ------
Total net deferred tax assets.................$     -       $     -
                                               ======        ======

     Following is a reconciliation of the effective income tax rates from operations and the statutory federal income tax rate:
                                                  YEARS ENDED DECEMBER 31,
                                                   1996    1995     1994
                                                   ----    ----     ----
Statutory federal income tax rate............        35%     35%     (35)%
State income taxes, net of federal benefit...         6       6       (6)
Operating loss carryforwards not recognized..         -       -        7
Write off of in-process R&D costs............         -       -       31
Other........................................        (1)      -        3
Change in valuation allowance................       (35)    (38)       -
                                                    ---     ---      ---
Effective tax rate...........................         5%      3%       - %
                                                    ===     ===      ===

         At December 31, 1996, the Company has a net operating loss carryforward for U.S. federal income tax purposes of approximately $13.8 million that expires between 2005 and 2009. The net operating loss carryforward includes approximately $8.7 million of tax deductions resulting from the exercise of employee stock options. The tax benefit of this deduction, when realized, will be accounted for as a credit to shareholders' equity rather than as a reduction in the income tax provision. The Company has federal research and development tax credit carryovers of approximately $0.9 million at December 31, 1996, that expire in 2003 through 2010. The Company's net operating losses, tax deductions and credit carryforwards may be limited by changes in ownership as defined under the Internal Revenue Code. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore has provided a full deferred income tax valuation allowance at December 31, 1996.

NOTE 9 _ ACQUISITION OF MDI:

         On December 1, 1994, the Company acquired all outstanding shares of MDI for a total purchase price of $23.1 million, including notes payable of $21.1 million, acquisition costs of $1.2 million and $0.8 million related to assumed stock options. This acquisition was accounted for under the purchase method of accounting. MDI was a privately held developer and manufacturer of networkable compact disc-read-only memory (CD ROM) and compact disc-write (CD R) server products. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $21.7 million, of which $21.2 million was allocated to in-process research and development and $0.5 million was allocated to acquired technology. The acquired technology was amortized on a straight-line basis over its estimated useful life of seven months. The statement of operations for the year ended December 31, 1994 included charges of $21.2 million for in-process research and development purchased in connection with the acquisition. MDI's operating results have been included in the statement of operations from the date of acquisition.

         Acquired technology, which represented MDI's then current products, was valued by an independent appraiser using a risk adjusted cash flow model. Under the model, future cash flows were discounted taking into account risks related to existing and future markets and assessment of the life expectancy of the purchased technology. This analysis resulted in the allocation of $0.5 million to acquired technology, which was capitalized in other assets.

         The acquired in-process research and development had not yet reached a stage where technological feasibility, delivery, or product features were certain at December 1, 1994. MDI's development focus was to develop CD ROM and CD R networking products for Microsoft's Windows. At December 1, 1994, MDI's experience with Window's based applications was limited. Acquired in-process research and development was valued by an independent appraiser using the same methodology as acquired technology. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability, work required to establish feasibility, and to the completion of products that will be ultimately marketed by the Company. This analysis resulted in the allocation of $21.2 million to purchased in-process research and development. This amount, which is not deductible for tax purposes, was charged to operations at the acquisition date.

         The following unaudited pro forma information reflects the results of operations for the year ended December 31, 1994 as if the acquisition of MDI had occurred as of the beginning of 1993, and after giving effect to certain adjustments, including amortization of acquired technology, lost interest income and related income tax effects. The pro forma information excludes the effects of the nonrecurring charge of $21.2 million for in-process research and development. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of 1993 or of operating results which may occur in the future.

                     YEAR ENDED DECEMBER 31, 1994
          (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue.....................      $24,132
Net loss....................       (7,611)
Loss per share..............      $ (1.02)
Shares outstanding..........        7,455

NOTE 10 _ RELATED PARTY TRANSACTIONS:

         In connection with the Company's stock offering on April 30, 1996, Meridian entered into an agreement to acquire and exercise an option held by IBM to purchase 1,229,932 shares of outstanding Common Stock from certain shareholders of the Company, including Bass Associates, an original investor in the Company. Pursuant to the closing of the offering, Meridian exercised the option and acquired 1,229,932 shares of Common Stock, including 66,544 shares from Bass Associates, for $11.396 per share. Dr. Bass, General Partner of Bass Associates and Chairman of the Board of Meridian Data, Inc., disclaims beneficial ownership of the shares held by Bass Associates, except to the extent of his proportional interest therein. The shares acquired were immediately retired.


NOTE 11 _ SUBSEQUENT EVENTS (UNAUDITED):

1997 STOCK OPTION PLAN

         Subsequent to December, 31, 1996 the Board of Directors adopted the 1997 Stock Option Plan (the "97 Plan") and has reserved 900,000 shares of Common Stock for issuance under the 97 Plan, pending shareholder approval. The options granted may be either incentive stock options to employees or nonstatutory stock options to employees or consultants, at the discretion of the Board of Directors. The Board also has the discretion to grant to employees and consultants stock purchase rights for shares of stock reserved for issuance under the 97 Plan. Terms and conditions of stock options and stock purchase rights are set by the Board of Directors. Shares purchased under stock purchase rights are subject to repurchase by the Company. The Company's right of repurchase expires ratably, subject to continued employment, over a four year period. To date, no stock options or stock purchase rights have been granted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MERIDIAN DATA, INC.

Date:  March 3, 1997                         /s/ GIANLUCA U. RATTAZZI
                                             ------------------------
                                             Gianluca U. Rattazzi,
                                             President, Chief Executive Officer,
                                             and Director

Date:  March 3, 1997                         /s/ ERIK E. MILLER
                                             ------------------------
                                             Erik E. Miller,
                                             Sr. Vice-President, Finance, and
                                             Chief Financial Officer

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gianluca U. Rattazzi and Erik
E. Miller and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                       DATE
---------                   ---------------------                  -------------

/s/ CHARLIE BASS            Chairman of the Board                  March 3, 1997
------------------------
Charlie Bass

/s/ GIANLUCA RATTAZZI       President, Chief Executive Officer     March 3, 1997
------------------------    and Director
Gianluca Rattazzi

/s/ ERIK E. MILLER          Vice-President, Finance, Chief         March 3, 1997
------------------------    Financial Officer (Principal Financial
Erik E. Miller              and Accounting Officer)

/s/PETER R JOHNSON          Director                               March 3, 1997
------------------------
Peter R. Johnson

/s/ MARIO ROSATI            Director                               March 3, 1997
------------------------
Mario Rosati

/s/ PIERLUIGI ZAPPACOSTA     Director                              March 3, 1997
------------------------
Pierluigi Zappacosta

                               MERIDIAN DATA, INC.
                                INDEX TO EXHIBITS

   EXHIBIT            ITEM                                                 PAGE
   -------            ----                                                 ----
   11 Statement re: Computation of net income (loss) per share.........      44
   23 Consent of Independent Accountants...............................      45
   24 Power of attorney................................................      42

                                                                      EXHIBIT 11

                               MERIDIAN DATA, INC.
                 COMPUTATION OF NET INCOME (LOSS) PER SHARE (1)
                            YEARS ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1996      1995       1994
                                                  ------    ------    -------
Net income (loss)............................... $ 4,274   $ 2,500   $(27,507)
                                                  ======    ======    =======
Weighted average shares outstanding:
    Common Stock................................   9,067     7,835      7,455
    Common Stock issuable upon exercise of
         options and warrants...................     625       581          -
                                                  ------    ------    -------
Weighted average common shares and equivalents..   9,692     8,416      7,455
                                                  ======    ======    =======
Net income (loss) per share..................... $  0.44   $  0.30   $  (3.69)
                                                  ======    ======    =======

(1) This Exhibit should be read in conjunction with Note 2 of Notes to Financial Statements.

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-62084, 33-89162, and 333-3934) of Meridian Data, Inc. of our report dated January 28, 1997 appearing in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statements Schedule, appearing in this Form 10-K.

PRICE WATERHOUSE LLP
San Jose, California
March 3, 1997

                 REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Meridian Data, Inc.

Our audits of the financial statements of Meridian Data, Inc. referred to in our report dated January 28, 1997, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP
San Jose, California
January 28, 1997

                                                                    SCHEDULE II

                               MERIDIAN DATA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                  BALANCE AT    CHARGED TO    CHARGED
                                 BEGINNING OF   COSTS AND     AGAINST    OTHER    BALANCE AT
                                    YEAR        EXPENSES      RESERVES    (1)     END OF YEAR
                                 ------------   ----------    --------   -----    -----------
DECEMBER 31, 1994
 Inventory Reserves............... $ 529            -            (8)       320      $ 841
 Allowance for Doubtful Accounts..     -            -             -        200        200
 Sales Returns and Allowances.....     -            -             -        660        660

DECEMBER 31, 1995
 Inventory Reserves............... $ 841            -           223          -       $ 618
 Allowance for Doubtful Accounts..   200            -             -          -         200
 Sales Returns and Allowances.....   660        2,214         2,304          -         570

DECEMBER 31, 1996
 Inventory Reserves............... $ 618           57             -          -       $ 675
 Allowance for Doubtful Accounts..   200            -           (14)         -         186
 Sales Returns and Allowances.....   570        1,570        (1,814)         -         326
-----------

(1)      Reserves acquired with the acquisition of MDI.