Form 10-Q
period 1997-03-31
MERIDIAN DATA INC
filed 1997-05-15
CIK 864568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number  0-21200

                               MERIDIAN DATA, INC.
             (Exact name of registrant as specified in its charter)

California                                                  77-0188708
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)


5615 Scotts Valley Drive, California                        95066
------------------------------------                        -----
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

The number of shares of Common Stock, no par value, outstanding on May 15, 1997, was 9,317,383.



Exhibit index on page 16.                                           Page 1 of 18

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MERIDIAN DATA, INC.
BALANCE SHEETS

                                                    March 31,       December 31,
(In thousands)                                          1997               1996
-------------------------------------------------------------------------------
ASSETS                                             (unaudited)
Current assets:
     Cash and cash equivalents                       $20,348            $24,809
     Marketable securities                            19,181             14,340
     Accounts receivable (net of allowance
        for returns and doubtful accounts of
        $799 and $512, respectively)                   1,504              2,991
     Inventories                                       1,327              1,311
     Other assets                                         55                324
                                                     -------            -------
         Total current assets                         42,415             43,775

Property and equipment,
   less accumulated depreciation                         628                653
Other assets                                              16                817
                                                     -------            -------
                                                     $43,059            $45,245
                                                     =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $ 1,995            $ 1,632
     Accrued payroll and related expenses              1,082                686
     Accrued advertising and promotion                   303                506
     Other accrued liabilities                         1,682              1,191
                                                     -------            -------
         Total current liabilities                     5,062              4,015
                                                     -------            -------

Shareholders' equity:
     Common stock                                     69,656             69,578
     Unrealized gains (loss)on marketable securities      (7)                 5
     Accumulated deficit                             (31,652)           (28,353)
                                                     -------            -------
         Total shareholders' equity                   37,997             41,230
                                                     -------            -------
                                                     $43,059            $45,245
                                                     =======            =======

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENT OF OPERATIONS
                                                    Three months ended March 31,

(In thousands, except per share data, unaudited)        1997               1996
--------------------------------------------------------------------------------
Revenues:
     Product sales                                   $ 3,009            $ 7,062

Costs and expenses:
     Cost of product sales                             1,728              3,167
     Research and development                          1,853                751
     Sales and marketing                               2,292              1,764
     General and administrative                          952                532
                                                     -------            -------
         Total costs and expenses                      6,825              6,214
                                                     -------            -------
Income  (loss) from operations                        (3,816)               848
Interest income                                          517                221
                                                     -------            -------
Income  (loss) before income taxes                    (3,299)             1,069
Provision for income taxes                                 -                (56)
                                                     -------            -------
Net income (loss)                                    $(3,299)           $ 1,013
                                                     =======            =======
Net income (loss) per share                          $ (0.34)           $  0.12
                                                     =======            =======
Weighted average common shares and
  common stock equivalents                             9,609              8,706
                                                     =======            =======

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                    Three months ended March 31,
(In thousands, unaudited)                                 1997             1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                $ (3,299)         $ 1,013
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Compensation expense related to stock options
        issued below market value                            6                -
       Depreciation and amortization                       127               82
       Amortization of advance for research and
       development arrangements                            800                -
       Changes in assets and liabilities:
          Accounts receivable                            1,487               80
          Inventories                                      (16)             435
          Other assets                                     270             (138)
          Accounts payable                                 363             (664)
          Accrued payroll and related expenses             396             (283)
          Other accrued liabilities                        288               22
                                                       -------           ------
           Net cash provided by operating activities       422              547
                                                       -------           ------
Cash flows from investing activities:
     Purchases of property and equipment                  (102)            (127)
     Redemption of marketable securities                 6,998            8,275
     Additions to marketable securities                (11,851)          (9,239)
                                                       -------           ------
         Net cash used in investing activities          (4,955)          (1,091)
                                                       -------           ------
Cash flows from financing activities:
     Issuance of common stock related to stock plans        72              124
                                                       -------           ------
Net decrease in cash and cash equivalents               (4,461)            (420)
Cash and cash equivalents at:
         beginning of period                            24,809           11,752
                                                       -------           ------
         end of period                                $ 20,348          $11,332
                                                       =======           ======
Statement of cash flows supplemental disclosure:
    Total cash paid for interest during the period    $      4          $     3
    Total cash paid for taxes during the period             29               39

The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                        NOTES TO FINANCIAL STATEMENTS For
                The Three Months Ended March 31, 1997, and March
                                    31, 1996
NOTE 1. GENERAL

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. Results for the interim period are not necessarily indicative of the results for the entire year.

NOTE 2.  INCOME TAXES

The Company made no provision for income taxes in the first quarter of 1997 due to a net operating loss. The Company's effective tax rate for the first quarter of 1996 was approximately 5%. This rate was lower than the expected statutory rate due to the utilization of net operating loss carryforwards. The Company's tax liability in the first quarter of 1996 resulted from federal and state alternative minimum taxes.

NOTE 3.  INVENTORIES CONSIST OF THE FOLLOWING (IN THOUSANDS):

                                 March 31, 1997         December 31, 1996
                                     (unaudited)
            Raw materials                $  827                    $  885
            Work-in-process                 500                       426
                                          -----                     -----
                                         $1,327                    $1,311
                                          =====                     =====

NOTE 4. RESEARCH AND DEVELOPMENT ARRANGEMENT:

         In November 1996, the Company entered into an agreement with a development stage company ("DSC") to partially fund the development of a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC at an annual rate of 5.96%, due in August of 1997, which was recorded in other assets at December 31, 1996. In return, the Company received warrants exercisable for the common stock of DSC, the right to license DSC's software technology, and a security interest in DSC's technology. As another condition of the Loan to DSC, Gianluca U. Rattazzi, President and CEO of Meridian Data, Inc. was elected to the Board of Directors of DSC. In the fourth quarter of 1996, the Company reduced the carrying value of this Loan by $0.2 million, which represented Meridian's estimate of the realizability of the Loan at December 31, 1996. At March 31, 1997, the carrying value of the Loan was reduced by an additional $0.8 million, which reflects Meridian's current estimate of the realizability of the Loan. This charge was recorded as research and development expense. The Company does not recognize any interest income from the Loan and Meridian is under no obligation to advance additional funds to DSC.

NOTE 5. PRO FORMA EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (the "Statement"). This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share. There is no material difference between reported earnings (loss) per share in the statement of operations and what would have been reported had the Company adopted the Statement for the periods ended March 31, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
         Meridian provides CD-ROM networking software and systems that enable multiple users on a network to simultaneously access CD-ROM titles from their desktops. The Company's software supports a broad array of personal computer and network operating systems and provides access to networked CD-ROMs in heterogeneous environments. In addition, to meet customer demands for integrated solutions, Meridian provides systems containing the Company's networking software and CD-ROM servers configured by Meridian from third party components.

         Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors, such as: price and other forms of competition; seasonality; the introduction of new products by the Company's competitors; market acceptance of new products; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end-user demand for its products due to the sale of products through distributors and value-added resellers ("VARs"). In 1996, identifiable sales to federal governmental agencies accounted for approximately 11% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Risk Factors" beginning on page 9 of this report; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

         Product sales in the first quarter of 1997 decreased by $4.0 million, or 57%, over the corresponding period of 1996. The Company's sales in the first quarter of 1997 were adversely impacted by price competition, the transition from 6X CD-ROM systems to 12X systems, and lower overall prices on Meridian's products. In the past, when the Company was faced with a drive speed transition, Meridian's strategy was to promote those products, typically by way of discounts, through its distribution channel. In order to regain the Company's competitive position, management decided to quickly stock rotate the existing 6X inventory, thus allowing Meridian to concentrate on the new line of high performance systems introduced in the first quarter. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue through 1997. In response to this heightened competitive environment, Meridian increased promotional spending and, in late January, reduced prices on its systems by approximately 30%. The markets for the Company's products are extremely competitive, and the Company expects that competition will continue to increase as existing competitors consolidate, change and expand their product offerings.

         For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors-Operating losses; Fluctuations in Quarterly Operating Results," "-Rapid Technological Change;-Potential for Product Defects" and "-Emerging Markets; Product Concentration."

COST AND EXPENSES

COST OF SALES

         The Company's gross margin decreased from 55% in the first quarter of 1996 to 42% in the first quarter of 1997. This decrease was generally due to lower prices on Meridian's CD-ROM networking systems, return of 6X products, and lower unit volume against a higher fixed manufacturing costs. As a result of the price decrease, the Company's gross margins in 1997 will fall below the gross margins reported for the comparable periods of 1996.

         For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."

RESEARCH AND DEVELOPMENT

         Total research and development expense increased from $751,000 in the first quarter of 1996 to $1.8 million for the first quarter of 1997. This increase was due primarily to charges related to a loan made in the fourth quarter of 1996 (see below), expenses related to new product development, and personnel assigned to developing Meridian's recently announced products.

         In November 1996, the Company entered into an agreement with a development stage company ("DSC") which is developing a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC. In the fourth quarter of 1996, the Company reduced the carrying value of this Loan by $0.2 million. In the first quarter of 1997, the carrying value of the Loan to DSC was reduced by an additional $0.8 million, which reflects Meridian's estimate of the realizability of the Loan of DSC. Meridian is under no obligation to advance additional funds to DSC. The Company may from time to time make additional investments in other research and development stage companies which possess technology complementary to those of Meridian or may license such technology. The costs of such investments or license may be charged to research and development.

         Meridian recently introduced four new products to solidify the Company's position as a one stop shop for CD-ROM networking solutions. The first was a line of ultra-performance CD-ROM networking solutions, providing 12X performance at 6X prices. In March, the Company announced two products, CD Net Remote and CD Net Universal. CD Net Remote is a network appliance that automatically recognizes, configures and provides network access to CD-ROM drives located on a Novell network. CD Net Universal is a fully loaded, CD-ROM server that addresses one of the fastest growing segments of the CD-ROM networking market, protocol independent, entry level, plug-and-play network servers. Finally, in early April, the Company announced the CD Net Ultimate product line. These products are targeted at the high-end users who require extremely rapid access speeds, and are ideal for running multimedia applications in a networking environment.

         The Company believes that due to CD-ROM server hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As such, the Company devotes substantially all of its engineering resources towards software development. The Company's inability to anticipate and respond to technological and market changes or the Company's failure to incorporate new technologies in a timely manner could have a material adverse effect on the Company's business. In addition, there can be no assurance that Meridian's research and development efforts will result in the introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects."

SALES AND MARKETING

         Sales and marketing expense increased from $1.8 million in the first quarter of 1996 to $2.3 million in the first quarter of 1997. This increase was due to higher advertising, costs incurred in developing new channel marketing programs, and expanding channel support programs. For the preceding reasons, the Company anticipates that sales and marketing expenses will increase in the future both in absolute dollars and as a percent of sales. Sales and marketing expense consists primarily of payroll and related expense (including commissions), and advertising related expenses. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors" and "-Emerging Markets; Product Concentrations."

GENERAL AND ADMINISTRATIVE

         General and administrative expense increased from $532,000 in the first quarter of 1996 to $952,000 for the corresponding period of 1997. This increase was primarily due to legal expenses incurred in connection with the Company's proposed reincorporation in Delaware, higher compensation expense, and miscellaneous other corporate expenses. General and administrative expenses consist primarily of payroll, payroll related expenses, and occupancy expenses.

INTEREST INCOME

         Interest income increased from $221,000 in the first quarter of 1996 to $517,000 for the corresponding period of 1997. This increase was due to higher invested balances. Future interest increases will vary depending on the average invested balance and interest rates.

INCOME TAXES

         The Company made no provision for income taxes in the first quarter of 1997 due to a net operating loss. The Company's effective tax rate for the first quarter of 1996 was approximately 5%. This rate was lower than the expected statutory rate due to the utilization of net operating loss carry forwards. The Company's tax liability in the first quarter of 1996 resulted from federal and state alternative minimum taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Meridian's cash flow from operations for the first three months of 1997 was adversely impacted by the net loss of $3.3 million. This loss was offset by a reduction in accounts receivable, an increase in accrued liabilities and expenses, and noncash depreciation and amortization charges. At March 31, 1997, the Company's principal source of liquidity consisted of cash and marketable securities totaling $39.5 million. Meridian believes that its current cash and marketable securities will satisfy its working capital and capital expenditures at least through the first quarter of 1998.

         Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The costs of such investments could be charged to expense. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity would result in dilution in the equity ownership of the Company's shareholders.

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

OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. Although the Company has operated profitably until the first quarter of 1997, there can be no assurance that profitable operations will return. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and at the end of January 1997 significantly reduced system prices due to competitive pressures. The Company believes that it will be at least several months at a minimum before any positive revenue results from these actions will become evident, if at all. As a result, the Company anticipates that its earnings for at least the first half of 1997 will be below those of 1996, and there can be no assurance that earnings will improve thereafter. Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. This may result in quarterly fluctuations in revenue, and the inability to adjust expenses to match such quarterly revenue, which may lead to substantial fluctuations in net operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and value-added resellers. In 1996, identifiable sales to federal governmental agencies accounted for approximately 11% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results may be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results may be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. In the second quarter of 1996, the Company sold two site licenses totaling approximately $330,000. Meridian will attempt to sell additional site licenses, but there can be no assurance that such licenses will be successfully sold. In addition, due to the long and complex sales cycle for site licenses, the future timing of such revenue or its actual realization can not be predicted. The failure to sell additional site licenses in future quarters could adversely affect the Company's product sales and gross margin. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Over the past two years, CD ROM drive technology has advanced significantly. Additionally, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. Further, the Company's contracts with its distributors allow for product return, or price protection credits, based on current inventory levels of current and obsolete products under certain limited circumstances. Meridian estimates and accrues its required allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's estimate. Such an event could materially adversely affect the Company's business, financial condition and results of operations.

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

EMERGING MARKETS; PRODUCT CONCENTRATION. The Company's future financial performance will depend in large part on the growth in demand for CD ROM networking products. While there is a substantial installed base of CD ROM drives in the United States, the market for CD ROM networking applications is relatively new and undeveloped. There can be no assurance that the Company's products will be widely accepted in these emerging markets. If the demand for CD ROM networking products fails to continue to develop, or develops more slowly than the Company currently anticipates, the demand for the Company's products and the Company's business, financial condition and results of operations would be materially adversely affected. In addition, if CD ROM server products become generally available, the Company anticipates that, as a percentage of product sales, systems sales could decline and software sales may increase. In the event that software sales do not increase in an amount sufficient to offset a decline in systems sales, the Company's business, financial condition and results of operations could be materially adversely affected.

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

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders was held on April 23, 1997. Matters voted on at that meeting were the election of directors, the adoption of the Company's 1997 Incentive Stock Option Plan, a proposal to increase the number of shares authorized under the Company's 1992 Employee Stock Purchase Plan, to approve the reincorporation of the company from California to Delaware, and the confirmation of Price Waterhouse LLP as the Company's independent accountants for the 1997 fiscal year. Tabulation for each proposal and individual director were as follows:

Proposal I  Election of directors
                                             FOR                     WITHHELD
         Charlie Bass                  7,919,216                      321,185
         Peter R. Johnson              7,918,086                      322,315
         Gianluca U. Rattazzi          7,920,866                      319,535
         Mario M. Rosati               7,911,536                      328,865
         Pierluigi Zappacosta          7,918,936                      321,465

Proposal II           To approve the adoption of the Company's 1997 Incentive
                      Stock  Option  Plan and reserve  900,000  shares of Common
                      Stock for issuance thereunder.

                  FOR               AGAINST          ABSTAIN           NO VOTE
            2,576,423             1,169,262           37,470         4,457,246

Proposal III          To approve an amendment to the Company's 1992 Employee
                      Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder.

                  FOR               AGAINST          ABSTAIN           NO VOTE
            3,258,946               480,989           43,220         4,457,246

Proposal IV            To approve the  reincorporation  of the Company from
                       California  to Delaware.

                  FOR               AGAINST          ABSTAIN           NO VOTE
            2,418,762             1,491,293           28,900         4,301,446

Proposal V             To confirm the  appointment of Price  Waterhouse LLP as
                       the Company's independent accountants for the 1997 fiscal year.

                  FOR               AGAINST          ABSTAIN           NO VOTE
             8,188,640               22,761           29,000                --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
3.1 Restated Articles of Incorporation of Parallan Computer, Inc. previously filed as Exhibit 3.1A to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
31.a Certificate  of  Amendment  of the  Articles of  Incorporation  of Parallan
     Computer, Inc., previously filed as Exhibit 3.1a to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated by reference.
3.1b Restated  Certificate of  Incorporation  of Meridian Data, Inc.  previously filed as Exhibit 3.1b to the Quarterly Report of Form 10-Q for the period ended march 31, 1995, and incorporated herein by reference.
3.2 Bylaws of Parallan Computer, Inc. previously filed as Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
4.1 Specimen Common Stock certificate of Meridian Data, Inc. previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
9.1 Shareholders Agreement, dated as of June 1, 1992, among IBM Corporation, Parallan Computer, Inc. and certain shareholders of Parallan Computer, Inc. previously filed as Exhibit 9.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.1 Form of Indemnification Agreement for directors and officers previously filed as Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
10.6 Registration Rights Agreement between the Registrant and certain of the Registrant's shareholders previously filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.7 Custodial Agreement dated as of May 12, 1992 between Parallan Computer, Inc., IBM Corporation and File-PROTEK, Inc. previously filed as Exhibit
     10.7 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.8 Share Purchase Agreement dated as of May 15, 1992 between Parallan Computer, Inc., and IBM Corporation, as amended, previously filed as
     Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.10Master Work Agreement dated as of June 1, 1992 between  Parallan  Computer,
     Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.11Secured Loan Agreement dated as of June 1, 1992 between Parallan  Computer,
     Inc.  and IBM  Credit  Corporation  previously  filed as  Exhibit  10.11 to
     Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.12Lease  Agreement  dated as of October 26, 1992 between  Parallan  Computer,
     Inc. and South Bay/Copley Joint Venture previously filed as Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.13Master  Equipment  Lease  dated  as  of  June  29,  1990  between  Parallan
     Computer,  Inc.  and  Western  Technology  Investment  previously  filed as
     Exhibit 10.13 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.14Master  Equipment  Lease  dated as of January  15,  1993  between  Parallan
     Computer, Inc. and Phoenix Leasing Incorporated previously filed as Exhibit
     10.14 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
10.15Amendment to the Master Work Agreement and Marketing  Agreement dated as of
     March 31, 1994, between Parallan Computer, Inc. and IBM Corporation. 10.16Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
10.17Stock Option  Assignment  and Exercise  Agreement  between the  Registrant,
     International Business Machines Corporation and certain shareholders of the Registrant dated March 6, 1996 previously filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
10.18Meridian  Data,  Inc.  1995  Director  Stock Plan and form of  subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No, 333-2622) and incorporated herein by reference.
11   Computation of net income (loss) per share
16.1 Letter regarding change in accountants previously filed as Exhibit 16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
27   Financial Data Schedule

         (b)      Reports on Form 8-K.
                  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
                                                             MERIDIAN DATA, INC.

Date:     May 15, 1997                                 /s/ GIANLUCA U. RATTAZZI
                                                       Gianluca U. Rattazzi,
                                                       President and Chief
                                                       Executive Officer.

Date:    May 15, 1997                                 /s/ ERIK E. MILLER
                                                      Erik E. Miller, Sr. Vice
                                                      President, Finance and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer.

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS

Exhibit          Item                                           Page
    11           Computation of net income (loss) per share       17
    27           Financial Data Schedule                          18

                                                                      EXHIBIT 11
                               MERIDIAN DATA, INC.
                       COMPUTATION OF NET INCOME (LOSS) PER SHARE
-------------------------------------------------------------------------------
                                                   Three  months ended March 31,
(In thousands, except per share data)                  1997                1996
-------------------------------------------------------------------------------
Net income (loss).............................      $(3,299)             $1,013
                                                     ======               =====
Weighted average shares outstanding :
Common stock..................................        9,609               8,002
Common stock issuable upon exercise of
   options                                                0                 704
                                                     ------               -----
Weighted average common shares
   and equivalents............................        9,609               8,706
                                                     ======               =====
Net Income (loss) per share...................      $ (0.34)             $ 0.12
                                                     ======               =====