Form 10-Q
period 1997-06-30
MERIDIAN DATA INC
filed 1997-07-31
CIK 864568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

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

         The number of shares of Common Stock, no par value, outstanding on July 31, 1997, was 8,723,609.







Exhibit index on page 19                                            Page 1 of 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MERIDIAN DATA, INC.
BALANCE SHEETS

                                                       June 30,     December 31,
(In thousands)                                            1997             1996
-------------------------------------------------------------------------------
ASSETS                                              (unaudited)
Current assets:
     Cash and cash equivalents                        $ 16,782         $ 24,809
     Marketable securities                              17,413           14,340
     Accounts receivable (net of allowance
        for returns and doubtful accounts of $489
        and $512, respectively)                          2,611            2,991
     Inventories                                         1,752            1,311
     Other assets                                          340              324
                                                       -------          -------
         Total current assets                           38,898           43,775

Property and equipment at cost,
   less accumulated depreciation                           581              653
Other assets                                                17              817
                                                       -------          -------
                                                      $ 39,496         $ 45,245
                                                       =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $  2,486         $  1,632
     Accrued payroll and related expenses                1,176              686
     Accrued advertising and promotion                     384              506
     Other accrued liabilities                           1,373            1,191
                                                       -------          -------
         Total current liabilities                       5,419            4,015
                                                       -------          -------

Stockholders' equity:
     Common stock                                       66,104           69,578
     Unrealized (losses) gains on
        marketable securities                               (2)               5
     Accumulated deficit                               (32,025)         (28,353)
                                                       -------          -------
         Total stockholders' equity                     34,077           41,230
                                                       -------          -------
                                                      $ 39,496         $ 45,245
                                                       =======          =======








The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF OPERATIONS
                                     Three months ended       Six months ended
(In thousands, except per share,    June 30,    June 30,    June 30,    June 30,
 unaudited)                            1997         1996        1997       1996
-------------------------------------------------------------------------------
Revenues:
     Product sales                  $ 5,547      $ 6,402     $ 8,556    $13,464

Costs and expenses:
     Cost of product sales            2,402        2,331       4,130      5,498
     Research and development           859          770       2,712      1,521
     Sales and marketing              2,604        1,835       4,896      3,599
     General and administrative         610          515       1,562      1,047
                                     ------       ------      ------     ------
         Total costs and expenses     6,475        5,451      13,300     11,665
                                     ------       ------      ------     ------

Income (loss) from operations          (928)         951      (4,744)     1,799
Interest income                         555          350       1,072        571
                                     ------       ------      ------     ------
Pretax income (loss)                   (373)       1,301      (3,672)     2,370
Provision for income taxes               --          (59)         --       (115)
                                     ------       ------      ------     ------
Net income (loss)                   $  (373)     $ 1,242     $(3,672)   $ 2,255
                                     ======       ======      ======     ======

Net income (loss) per share         $ (0.04)     $  0.13     $ (0.39)   $  0.24
                                     ======       ======      ======     ======
Weighted average common shares and
  common stock equivalents            9,171        9,892       9,389      9,299
                                     ======       ======      ======     ======




















The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                       Six months ended June 30,
(In thousands, unaudited)                                 1997             1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                $ (3,672)        $  2,255
     Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities:
     Compensation expense related to stock
          options issued below market value                  7               24
     Depreciation and amortization                         149              181
     Amortization of advance for research
          and development arrangements                     800               --
     Changes in assets and liabilities:
          Accounts receivable                              380             (177)
          Inventories                                     (441)             (68)
          Other current assets                             (16)            (284)
          Accounts payable                                 854             (102)
          Accrued payroll and related expenses             490             (487)
          Other accrued liabilities                         60             (228)
                                                       -------          -------
          Net cash provided by (used in)
             operating activities                       (1,389)           1,114
                                                       -------          -------

Cash flows from investing activities:
     Purchase of property and equipment                    (78)            (316)
     Redemption of marketable securities                34,285            8,531
     Additions to marketable securities                (37,365)          (9,548)
                                                       -------          -------
          Net cash used in investing activities         (3,158)          (1,333)
                                                       -------          -------

Cash flows from financing activities:
     Issuance of common stock, net                          --           36,976
     Repurchase of common stock                         (3,702)         (16,716)
     Issuance of common stock related to stock plans       222              701
                                                       -------          -------
         Net cash (used in) provided by
              financing activities                      (3,480)          20,961
                                                       -------          -------
Net (decrease) increase in cash and cash equivalents    (8,027)          20,742
Cash and cash equivalents at:
         beginning of period                            24,809           11,752
                                                       -------          -------
         end of period                                $ 16,782         $ 32,494
                                                       =======          =======

Statement of cash flows supplemental disclosure:
    Total cash paid for interest during the period    $      6         $      8
    Total cash paid for taxes during the period             29               76




The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                        NOTES TO FINANCIAL STATEMENTS For
                The Three and Six Months Ended June 30, 1997, and
                                  June 30, 1996

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

NOTE 2.  INCOME TAXES

The Company made no provision for income taxes in the second quarter and first six months of 1997 due to the net operating loss. The Company's effective tax rate for the second quarter and first six months of 1996 was approximately 5%. This rate was lower than the expected statutory rate due to the utilization of net operating loss carryforwards. The Company's tax liability in 1996 resulted from federal and state alternative minimum taxes.

NOTE 3.  INVENTORIES CONSIST OF THE FOLLOWING (IN THOUSANDS):

                                     June 30, 1997            December 31, 1996
                                     -------------            -----------------
                                        (unaudited)
                  Raw materials            $ 1,054                      $   885
                  Work-in-progress             698                          426
                                            ------                       ------
                                           $ 1,752                      $ 1,311
                                            ======                       ======

NOTE 4. RESEARCH AND DEVELOPMENT ARRANGEMENT:

         In November 1996, the Company entered into an agreement with a development stage company ("DSC") to partially fund the development of a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC at an annual rate of 5.96%, due in August of 1997, which was recorded in other assets. In the fourth quarter of 1996, the Company reduced the carrying value of this Loan by $0.2 million, which represented Meridian's estimate of the realizability of the Loan at December 31,1996. At March 31, 1997, the carrying value of the Loan was reduced by an additional $0.8 million due to uncertainty regarding the realizability of the Loan. These charges were recorded as research and development expense. The Loan was repaid in full by DSC in the second quarter of 1997. This was recorded as a credit against research and development expense.

         In May 1997 the Company purchased a software technology license for $1 million. The cost of the acquired technology was charged against research and development expense during the second quarter of 1997.

NOTE 5. PRO FORMA EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (the "Statement"). This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share. There is no material difference between reported earnings (loss) per share in the statement of operations and what would have been reported had the Company adopted the Statement for the three and six month periods ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, RISKS DISCLOSED UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 11 OF THIS REPORT; AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

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

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

         Product sales in the second quarter and first six months of 1997 decreased by $0.9 million and $4.9 million or 13% and 36% respectively, over the corresponding period of 1996. This decrease was the result of lower pricing instituted in January of 1997 and the transition from 6X CD ROM drives to 12X drives. In the past, when the Company was faced with a drive speed transition, Meridian's strategy was to promote those products, typically by way of discounts, through its distribution channel. In order to regain the Company's competitive position, management decided to quickly stock rotate the existing 6X inventory, thus allowing Meridian to concentrate on the new line of high performance systems introduced in the first quarter. Meridian's gross sales increased 39% between the first and second quarters of 1997. The Company attributes this increase to the lower prices, a significant increase in marketing activities, and new products introduced in the second quarter of 1997. The markets for the Company's products are extremely competitive, and Meridian expects that the Company's revenue could be adversely impacted as competition continues to consolidate, change and expand product offerings and react to prior market moves made by Meridian.

         Over the last six months, Meridian has introduced new products in order to regain its competitive edge and to solidify the Company's position as a one-stop shop for CD-ROM networking solutions. In January 1997, Meridian introduced a line of ultra-performance CD-ROM networking solutions, providing the performance of 12X drives at 6X prices. In March and April, the Company announced two products, CD Net Remote and CD Net Universal, to solidify its entry level products offerings. CD Net Remote is a network appliance that automatically recognizes, configures and provides network access to CD-ROM drives located on Novell networks. CD Net Universal addresses the fastest growing segment of the CD-ROM networking market, protocol independent, entry level, plug-and-play network servers. At the top end of the market, the Company now offers its CD Net Ultimate line of servers, providing access to CD ROM data at speeds comparable to hard disks. This product is targeted at the high-end users who require extremely rapid access speeds, and are ideal for running multimedia applications in a networking environment.

         For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors-Operating losses; Fluctuations in Quarterly Operating Results," "-Rapid Technological Change;-Potential for Product Defects," "-Emerging Markets; Product Concentration," and "-New Product Development."

COST AND EXPENSES

COST OF SALES

         The Company's gross margin decreased from 64% and 59% in the second quarter and first six months of 1996, respectively, to 57% and 52% in the comparable periods of 1997. This decrease was due to lower prices on Meridian's CD-ROM networking systems and the transition from 6X CD ROM drives to 12X drives. As a result of January's price decrease, the Company's gross margins in 1997 will fall below the gross margins reported for the comparable periods of 1996.

         For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."

RESEARCH AND DEVELOPMENT

                  In November 1996, the Company entered into an agreement with a development stage company ("DSC") to partially fund the development of a media independent software search technology. The product allows searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC at an annual rate of 5.96%, due in August of 1997, which was recorded in other assets. In the fourth quarter of 1996, the Company reduced the carrying value of this Loan by $0.2 million, which represented Meridian's estimate of the realizability of the Loan at December 31,1996. At March 31, 1997, the carrying value of the Loan was reduced by an additional $0.8 million. These charges were recorded as research and development expense. The Loan was repaid in full by DSC in the second quarter of 1997. This was recorded as a credit against research and development expense.

         Total research and development expense increased to $859,000 and $2.7 million in the second quarter and first six months of 1997, respectively, from $770,000 and $1.5 million for the comparable periods of 1996. For the second quarter of 1997 research and development expense increased by $89,000 over the comparable period of 1996 primarily due to higher payroll and related expenses. Included in the Company's second quarter research and development expense was a $1.0 million charge for the acquisition of a technology license to be used in Meridian's new products (see Note 4 of Notes to Financial Statements). This charge was offset by the repayment of the DSC Loan. Research and development for the first six months of 1997 increased by $1.2 million over the comparable period of 1996 primarily due to the acquisition of technology required for the Company's investment in new product development and higher payroll and related expenses.

         The Company believes that due to CD-ROM server hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As such, the Company devotes substantially all of its engineering resources towards software development. The Company's inability to anticipate and respond to technological and market changes or the Company's failure to incorporate new technologies in a timely manner could have a material adverse effect on the Company's business. In the second quarter of 1997, Meridian embarked on the development of its first non-CD ROM networking system. The Company anticipates that it will incur significant amounts of non-recurring engineering expenses in developing the new product. As such, Meridian anticipates that R&D expense to increase substantially through at least the second quarter of 1998. In addition, there can be no assurance that Meridian's research and development efforts, both CD ROM and non-CD ROM related, will result in the introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects" and "-New Product Development."

SALES AND MARKETING

         Sales and marketing expense increased from $1.8 million and $3.6 million in the second quarter and first six months of 1996 to $2.6 million and $4.9 million in the second quarter and first six months of 1997, respectively. This increase was due primarily to higher marketing and advertising costs and higher payroll and related expenses. The increased advertising expense was related to expenses incurred to increase advertisement placement, developing a new advertising campaign, and new product launch costs. Meridian anticipates that sales and marketing expenses will increase in the future both in absolute dollars and as a percent of sales. Sales and marketing expense consists primarily of payroll and related expense (including commissions), and advertising related expenses. The Company anticipates that it will incur significant amounts of product research, introduction, and roll out expenses in relation to the new product. As such, Meridian anticipates that sales and marketing expense will increase. In addition, there can be no assurance that Meridian's sales and marketing efforts will result in the successful introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors," "-Emerging Markets; Product Concentrations," and "-New Product Development."

GENERAL AND ADMINISTRATIVE

         General and administrative expense increased from $515,000 and $1.0 million in the second quarter and first six months of 1996, respectively, to $611,000 and $1.6 million for the corresponding periods of 1997. This increase was primarily due to legal expenses incurred in connection with the Company's proposed reincorporation in Delaware, higher compensation expense, and miscellaneous other corporate expenses. General and administrative expenses consist primarily of payroll, payroll related expenses, and occupancy expenses.

INTEREST INCOME

         Interest income increased from $350,000 and $571,000 in the second quarter and first six months of 1996 to $556,000 and $1.1 million for the corresponding periods of 1997. This increase was due to higher invested balances. Future interest income will vary depending on the average invested balance and interest rates.

INCOME TAXES

         The Company made no provision for income taxes in the first six months of 1997 due to a net operating loss. The Company's effective tax rate for the first six months of 1996 was approximately 5%. This rate was lower than the expected statutory rate due to the utilization of net operating loss carry forwards. The Company's tax liability in the first six months of 1996 resulted from federal and state alternative minimum taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Meridian's cash flow from operations for the first six months of 1997 was adversely impacted by the net loss of $3.7 million which includes the acquisition of technology to be used in Meridian's new products. This was partially offset by a reduction in accounts receivable, an increase in accrued liabilities and expenses, and noncash depreciation and amortization charges. In addition the Company repurchased $3.7 million of its Common Stock during the second quarter of 1997. At June 30, 1997, the Company's principal source of liquidity consisted of cash and marketable securities totaling $34.2 million. Meridian believes that its current cash and marketable securities will satisfy its working capital and capital expenditures at least through the first half of 1998.

         Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The costs of such investments could be charged to expense. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity would result in dilution in the equity ownership of the Company's stockholders

RISKS

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

OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. From that point the Company operated profitably until the first quarter of 1997, when it incurred a net loss. The Company again incurred a net loss in the second quarter of 1997, and there can be no assurance that profitable operations will return. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and, at the end of January 1997, significantly reduced system prices in response to competitive pressures. While the Company's unit shipments in the second quarter of 1997 increased over the comparable period of 1996 and the first quarter of 1997, further increases may not be sustainable in the current competitive environment. In addition, even if unit shipments were to increase in the future, there can be no assurance that prices for the Company's products will not decrease due to competitive pricing pressures. Accordingly, the Company may not meet its total revenue goals and the Company's results of operations and liquidity would be materially adversely affected.

         The Company generally ships its software and systems within a short period after receipt of an order, therefore the Company typically does not have a material backlog of unfilled orders. Accordingly, total revenues in any quarter are substantially dependent on orders booked in that quarter. This may result in quarterly fluctuations in revenue, and the inability to adjust expenses to match such quarterly fluctuations, may lead to substantial fluctuations in net operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of the Company's new products; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and value-added resellers. In 1996, identifiable sales to federal governmental agencies accounted for approximately 11% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly and annual results would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results would be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEW PRODUCT DEVELOPMENT. The Company is actively developing products for entry into new markets. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD ROM networking market. In attempting to successfully enter these new markets, the Company will have to commit to significant levels of engineering, sales, and marketing expenditures. There can be no assurance that the Company will be successful in developing and marketing new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will all be materially adversely affected. Due to the complexity of the Company's contemplated new products and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. As a result of the preceding, the Company anticipates that it may operate at a net loss through the first half of 1998.

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

DEPENDENCE ON THIRD PARTY SUPPLIERS. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD ROM and DVD drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, there has been unexpected significant growth in the demand for CD ROM drives, which has caused temporary supply disruptions. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's key employees has an employment agreement with the Company, and the Company does not maintain key man insurance policies on the lives of its key employees. Although the Company's senior executives have lengthy experience in the computer industry, they have had only limited experience with the CD ROM networking business that was acquired in December 1994. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity could result in dilution in the equity ownership of Meridian's stockholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

       2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
       2.2 Agreement and Plan of Merger between Meridian Data, Inc., a California corporation, and Meridian Data, Inc., a Delaware corporation, dated May 29,1997 previously filed as Exhibit 2.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
       3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
       3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference..
       4.1 Specimen Common Stock certificate of Meridian Data, Inc. previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
       4.2 Fourth Article of Certificate of Incorporation of Meridian Data, Inc. a Delaware corporation (see Exhibit 3.1
       9.1 Shareholders Agreement, dated as of June 1, 1992, among IBM Corporation, Parallan Computer, Inc. and certain shareholders of Parallan Computer, Inc. previously filed as Exhibit 9.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.1 Form of Indemnification Agreement by and among Meridian Data, Inc., a Delaware corporation, and its directors and officers previously filed as Exhibit 10.1B to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
      10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
      10.6 Registration Rights Agreement between the Registrant and certain of the Registrant's shareholders previously filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.7 Custodial Agreement dated as of May 12, 1992 between Parallan Computer, Inc., IBM Corporation and File-PROTEK, Inc. previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.8 Share Purchase Agreement dated as of May 15, 1992 between Parallan Computer, Inc., and IBM Corporation, as amended, previously filed as
           Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.11 Secured Loan Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Credit Corporation previously filed as Exhibit
           10.11 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.13 Master Equipment Lease dated as of June 29, 1990 between Parallan Computer, Inc. and Western Technology Investment previously filed as
           Exhibit 10.13 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.14 Master Equipment Lease dated as of January 15, 1993 between Parallan Computer, Inc. and Phoenix Leasing Incorporated previously filed as
           Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation.
     10.16 Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
     10.17 Stock Option Assignment and Exercise Agreement between the Registrant, International Business Machines Corporation and certain shareholders of the Registrant dated March 6, 1996 previously filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
     10.18 Meridian Data, Inc. 1995 Director Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No, 333-2622) and incorporated herein by reference.
     10.19 Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.19 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      16.1 Letter  regarding  change in accountants  previously filed as Exhibit
           16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      27.0 Financial Data Schedule

         (b)      Reports on Form 8-K.
                  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                             MERIDIAN DATA, INC.
                                                             ===================


Date:     July 31, 1997                                 /s/ GIANLUCA U. RATTAZZI
                                                        ========================
                                             Gianluca U. Rattazzi, President and
                                             Chief Executive Officer


Date:     July 31, 1997                                       /s/ ERIK E. MILLER
                                                        ========================
                                             Erik E. Miller, Sr. Vice President,
                                             Finance and Chief Financial Officer
                                            (Principal Financial  and Accounting
                                             Officer)

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS

  Exhibit           Item                                                   Page
  =======           ===============================
       27           Financial Data Schedule                                  20