Form 10-Q
period 1997-09-30
MERIDIAN DATA INC
filed 1997-10-30
CIK 864568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                         Commission file number 0-21200

                               MERIDIAN DATA, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                         77-0188708
         (State or other jurisdiction of                          (IRS Employer
           incorporation or organization)                    Identification No.)


 5615 Scotts Valley Drive, California                                   95066
 ------------------------------------                                   -----
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

         The number of shares of Common Stock, no par value, outstanding on October 28, 1997, was 8,720,907.





Exhibit index on page 21.                                           Page 1 of 25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MERIDIAN DATA, INC.
BALANCE SHEETS

                                                     September 30,  December 31,
(In thousands)                                               1997          1996
--------------------------------------------------------------------------------
ASSETS                                                        (unaudited)
Current assets:
     Cash and cash equivalents                            $13,315       $24,809
     Marketable securities                                 20,129        14,340
     Accounts receivable (net of allowance
        for returns and doubtful accounts of $512
        and $512, respectively)                             3,347         2,991
     Inventories                                            1,762         1,311
     Other assets                                             204           324
                                                          -------       -------
         Total current assets                              38,757        43,775

Property and equipment,
   less accumulated depreciation                              595           653
Other assets                                                   17           817
                                                          -------       -------
                                                          $39,369       $45,245
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 2,530       $ 1,632
     Accrued payroll and related expenses                   1,660           686
     Accrued advertising and promotion                      1,066           506
     Other accrued liabilities                              1,519         1,191
                                                          -------       -------
         Total current liabilities                          6,775         4,015
                                                          -------       -------

Stockholders' equity:
     Common stock                                          66,020        69,578
     Unrealized gains on marketable securities                  2             5
     Accumulated deficit                                  (33,428)      (28,353)
                                                          -------       -------
         Total stockholders' equity                        32,594        41,230
                                                          -------       -------
                                                          $39,369       $45,245
                                                          =======       =======
The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF OPERATIONS
                                     Three months ended        Nine months ended
(In thousands, except per share                      September 30,
 data, unaudited)                      1997      1996          1997        1996
-------------------------------------------------------------------------------
Revenues:
     Product sales                  $ 6,151    $6,652       $14,707     $20,116

Costs and expenses:
     Cost of product sales            2,815     2,431         6,945       7,929
     Research and development         1,620       821         4,333       2,342
     Sales and marketing              2,951     1,801         7,847       5,400
     General and administrative         624       534         2,185       1,581
                                    -------    ------       -------     -------
         Total costs and expenses     8,010     5,587        21,310      17,252
                                    -------    ------       -------     -------
Income (loss) from operations        (1,859)    1,065        (6,603)      2,864
Interest income                         455       520         1,528       1,091
                                    -------    ------       -------     -------
Pretax income (loss)                 (1,404)    1,585        (5,075)      3,955
Provision for income taxes               --       (82)           --        (197)
                                    -------    ------       -------     -------
Net income (loss)                   $(1,404)   $1,503       $(5,075)    $ 3,758
                                    =======    ======       =======     =======

Net income (loss) per share         $ (0.16)   $ 0.15       $ (0.55)    $  0.39
                                    =======    ======       =======     =======
Weighted average common shares and
  common stock equivalents            8,716    10,041         9,162       9,549
                                    =======    ======       =======     =======
The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                 Nine months ended September 30,
(In thousands, unaudited)                                 1997             1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                  $ (5,075)        $  3,758
   Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
   Depreciation and amortization                           369              317
   Amortization of advance for research and
     development arrangements                              800               --
   Changes in assets and liabilities:
     Accounts receivable                                  (356)            (736)
     Inventories                                          (451)            (236)
     Other current assets                                  120             (243)
     Accounts payable                                      898             (680)
     Accrued payroll and related expenses                  974             (401)
     Other accrued liabilities                             888             (257)
                                                      --------         --------
   Net cash (used in) provided by
     operating activities                               (1,833)           1,522
                                                      --------         --------
Cash flows from investing activities:
   Purchase of property and equipment                     (306)            (429)
   Redemption of marketable securities                  36,546            2,841
   Additions to marketable securities                  (42,338)          (3,624)
                                                      --------         --------
   Net cash provided by (used in)
     investing activities                               (6,098)          (1,212)
                                                      --------         --------
Cash flows from financing activities:
   Issuance of common stock, net                            --           36,971
   Repurchase of common stock                           (3,966)         (17,271)
   Issuance of common stock related to stock plans         403              796
                                                      --------         --------
   Net cash (used in) provided by
     financing activities                               (3,563)          20,496
                                                      --------         --------
Net (decrease) increase in cash and
  cash equivalents                                     (11,494)          20,806
Cash and cash equivalents at:
   beginning of period                                  24,809           11,752
                                                      --------         --------
   end of period                                      $ 13,315         $ 32,558
                                                      ========         ========
Statement of cash flows supplemental disclosure:
  Total cash paid for interest during the period      $      9         $     14
  Total cash paid for taxes during the period               32               94

The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
 For The Three and Nine Months Ended September 30, 1997, and September 30, 1996

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

NOTE 2.  INCOME TAXES

The Company made no provision for income taxes in the third quarter and first nine months of 1997 due to a net operating loss. The Company's effective tax rate for the third quarter and first nine months of 1996 was approximately 5%. This rate was lower than the expected statutory rate due to the utilization of net operating loss carryforwards. The Company's tax liability in 1996 resulted from federal and state alternative minimum taxes.

NOTE 3.  INVENTORIES CONSIST OF THE FOLLOWING (IN THOUSANDS):

                                 September 30, 1997           December 31, 1996
                                -------------------           -----------------
                                    (unaudited)
                Raw materials                $1,147                      $  885
                Work-in-progress                615                         426
                                             ------                      ------
                                             $1,762                      $1,311
                                             ======                      ======

NOTE 4. RESEARCH AND DEVELOPMENT ARRANGEMENTS:

         In November 1996, the Company entered into an agreement with a development stage company ("DSC") to partially fund the development of a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC at an annual rate of 5.96%, due in August of 1997, which was recorded in other assets. In the fourth quarter of 1996, the Company reduced the carrying value of this Loan by $0.2 million, which represented Meridian's estimate of the realizability of the Loan at December 31, 1996. At March 31, 1997, the carrying value of the Loan was reduced by an additional $0.8 million due to uncertainty regarding the realizability of the Loan. These charges were recorded as research and development expense. The Loan was repaid in full with interest by DSC in June of 1997. This was recorded as a credit against research and development expense.

         In May 1997 the Company purchased a software technology license for $1 million. The cost of the acquired technology was charged against research and development expense during the second quarter of 1997.

NOTE 5. PRO FORMA EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (the "Statement"). This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share and fully diluted earnings per share are replaced by basic earnings per share and diluted earnings per share, respectively. There is no material difference between reported earnings (loss) per share in the statement of operations and what would have been reported had the Company adopted the Statement for the three and nine month ended September 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, RISKS DISCLOSED UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 12 OF THIS REPORT; AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

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

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

         Product sales in the third quarter and first nine months of 1997 decreased by $0.5 million and $5.4 million, respectively, over the corresponding periods of 1996. This decrease was the result of lower product pricing instituted in January of 1997 and lower unit shipments. Meridian's product sales increased 11% between the second and third quarters of 1997 due to increased sales of its higher priced systems, increased promotional activities and new products introduced in the second and third quarters of 1997, partially offset by lower unit shipments versus the second quarter of 1997. The increased sales of higher priced systems was due to large government orders, which is typical of the Company's third quarter. The markets for the Company's products are extremely competitive, and Meridian expects that the Company's revenue could be adversely impacted as competition continues to consolidate, change and expand product offerings, and react to the Company's pricing and promotional activities. The Company generally ships its software and systems within a short period after receipt of an order, and the Company typically does not have a material backlog of unfilled orders, thus total revenues in any quarter are substantially dependent on orders booked in that quarter. There can be no assurance that the Company's bookings or shipments will increase from one quarter to the next.

         For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors-Operating losses; Fluctuations in Quarterly Operating Results," "-Rapid Technological Change;-Potential for Product Defects" and "-Emerging Markets; Product Concentration."

COST AND EXPENSES

COST OF SALES

         The Company's gross margin decreased from 63% and 61% in the third quarter and first nine months of 1996, to 54% and 53% for the comparable periods of 1997. This decrease was due primarily to lower prices on Meridian's CD-ROM networking systems. As a result of January's price decrease, the Company's gross margins in 1997 will fall below the gross margins reported for the comparable periods of 1996.

         For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."

RESEARCH AND DEVELOPMENT

         Total research and development expense increased to $1.6 and $4.3 million in the third quarter and first nine months of 1997, respectively, from $0.8 million and $2.3 million for the comparable periods of 1996. These increases were primarily due to expenses related to the development of the Company's new, non-CD-ROM product. Included in the Company's research and development expense for the first nine months of 1997 was a $1.0 million charge for the acquisition of technology to be used in new products (see Note 4 of Notes to Financial Statements).
This charge was offset by the receipt of the proceeds from the Loan (see below).

         In November 1996, the Company entered into an agreement with a development stage company ("DSC") to partially fund the development of a media independent software search technology. The product allows searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC at and annual rate of 5.96%, due in August of 1997, which was recorded in other assets. In the fourth quarter of 1996, the Company reduced the carrying value of this Loan by $0.2 million, which represented Meridian's estimate of the realizability of the Loan at December 31, 1996. At March 31, 1997, the carrying value of the Loan was reduced by an additional $0.8 million. These charges were recorded as research and development expense. The Loan was repaid in full with interest by DSC in June 1997. This was recorded as a credit against research and development expense.

         Over the last nine months, Meridian has introduced five new products to help solidify the Company's position as a one stop shop for CD-ROM networking solutions. CD Net Remote is a network appliance that automatically recognizes, configures and provides network access to CD-ROM drives located on a Novell network. CD Net Universal is a fully loaded, CD-ROM server that addresses one of the fastest growing segments of the CD-ROM networking market, protocol independent, entry level, plug-and-play network servers. CD Net Ultimate servers provide access to CD ROM data at speeds comparable to hard disks. This product is targeted at the high-end users who require extremely rapid access speeds, and are ideal for running multimedia applications in a networking environment. Most recently, the Company introduced a multi-functional, high-speed data access storage server designed for the Microsoft Windows NT server platform and a line of CD Net 24X systems.

         The Company believes that due to CD-ROM server hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As such, the Company devotes substantially all of its engineering resources towards software and new product development. The Company's inability to anticipate and respond to technological and market changes or the Company's failure to incorporate new technologies in a timely manner could have a material adverse effect on the Company's business. In the second quarter of 1997, Meridian embarked on the development of its first non-CD ROM networking system. The Company anticipates that it will incur significant amounts of non-recurring engineering expenses in relations to the new product. As such, Meridian anticipates that R&D expense will continue to increase substantially through at least the third quarter of 1998. In addition, there can be no assurance that Meridian's research and development efforts will result in the introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects."

SALES AND MARKETING

         Sales and marketing expense increased from $1.8 million and $5.4 million for the third quarter and first nine months of 1996, to $3.0 million and $7.8 million for the comparable periods of 1997. This increase was due primarily to increased promotional activity, higher payroll and related expenses (including commissions). Meridian anticipates that sales and marketing expenses will continue to increase in the future both in absolute dollars and as a percent of sales. Sales and marketing expense consists primarily of payroll and related expenses (including commissions), and promotional expenses.

         Meridian is currently developing its first non-CD-ROM product for release in the first half of 1998. Due to the potential size and growth of this new market, the Company anticipates that likelihood of other competitors entering this market is very high. As such, Meridian is planning an aggressive launch campaign in the hopes of achieving a competitive advantage in this new market. The Company anticipates that it will incur significantly higher promotional costs related to the introduction of this new product than it has for other products in the past. Accordingly, sales and marketing expense will increase significantly beginning in the fourth quarter of 1997 and continue throughout 1998. In addition, there can be no assurance that Meridian's sales and marketing efforts will result in the successful introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors" and "-Emerging Markets; Product Concentrations."

GENERAL AND ADMINISTRATIVE

         General and administrative expense increased from $0.5 million and $1.6 million for the third quarter and first nine months of 1996, respectively, to $0.6 million and $2.2 million for the corresponding periods of 1997. This increase was primarily due to higher payroll related expenses, legal expenses incurred in connection with the Company's reincorporation in Delaware, and other corporate expenses. General and administrative expenses consist primarily of payroll, payroll related expenses, and occupancy expenses.

INTEREST INCOME

         Interest income decreased from $520,000 in the third quarter of 1996 to $455,000 in the third quarter of 1997 primarily due to lower invested cash balances resulting from the Company's stock repurchase program and operating losses. Interest income increased from $1.1 million for the first nine months of 1996 to $1.5 million for the corresponding periods of 1997 primarily due to higher invested balances resulting from a public offering of stock in the second quarter of 1996. This was partially offset by a stock repurchase program and expenses incurred in the development of its new products. Future interest income will vary depending on the average invested balance and interest rates.

INCOME TAXES

         The Company made no provision for income taxes in the first nine months of 1997 due to a net operating loss. The Company's effective tax rate for the first nine months of 1996 was approximately 5%. This rate was lower than the expected statutory rate due to the utilization of net operating loss carry forwards. The Company's tax liability in the first nine months of 1996 resulted from federal and state alternative minimum taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Meridian's cash flow from operations for the first nine months of 1997 was adversely impacted by the net loss of $5.1 million, and increases in accounts receivable and inventory. Accounts receivable increased due to timing of shipments at the end of September. The increase in inventory was due to a purchase of components which have been difficult to obtain in the past. These were partially offset by an increase in accrued liabilities and expenses, and noncash depreciation and amortization charges. In addition the Company repurchased $4.0 million of its Common Stock during the first nine months of 1997. At September 30, 1997, the Company's principal source of liquidity consisted of cash and marketable securities totaling $33.4 million. Meridian believes that its current cash and marketable securities will satisfy its working capital and capital expenditures at least through the first nine months of 1998.

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

OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. From that point the Company operated profitably until the first quarter of 1997, when it again began incurring net losses. There can be no assurance that profitable operations will return. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and, at the end of January 1997, significantly reduced system prices in response to competitive pressures. Even if unit shipments were to increase in the future, there can be no assurance that prices for the Company's products will not decrease further due to competitive pricing pressures. Accordingly, the Company may not meet its total revenue goals and the Company's results of operations and liquidity would be materially adversely affected.

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

NEW PRODUCT DEVELOPMENT. The Company is actively developing products for entry into non-CD-ROM networking markets. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD ROM networking market. In attempting to successfully enter these new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. There can be no assurance that the Company will be successful in developing and marketing new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will all be materially adversely affected. Due to the complexity of the Company's contemplated new products and the difficulty in gauging the engineering effort required to produce these potential new products, such potential new products are subject to significant technical risks. There can be no assurance that such potential new products will be introduced on a timely basis or at all. If potential new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. As a result of the preceding, the Company anticipates that it will operate at a net loss through at least the first half of 1998.

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

DEPENDENCE ON THIRD PARTY SUPPLIERS. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD ROM and DVD drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to periodic purchase orders, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, there has been unexpected significant growth in the demand for CD ROM drives, which has caused temporary supply disruptions. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

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

         Due to their complexity and sophistication, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in a manner that will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its products have been commercially released. There can be no assurance that software defects will not cause delays in product introductions and shipments or loss of or delay in market acceptance, result in increased costs, require design modifications, impair customer satisfaction, or result in customer returns. Any such event could materially adversely affect the Company's business, financial condition and results of operations.

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

EMERGING MARKETS; PRODUCT CONCENTRATION. The Company's future financial performance will depend in large part on the growth in demand for CD ROM networking products. While there is a substantial installed base of CD ROM drives in the United States, the market for CD ROM networking applications is relatively new and undeveloped. There can be no assurance that the Company's products will be widely accepted in these emerging markets. If the demand for CD ROM networking products fails to continue to develop, or develops more slowly than the Company currently anticipates, the demand for the Company's products and the Company's business, financial condition and results of operations would be materially adversely affected. In addition, if CD ROM server products become generally available, the Company anticipates that, as a percentage of product sales, systems sales could decline and software sales may increase. In the event that software sales do not increase in an amount sufficient to offset a decline in systems sales, the Company's business, financial condition and results of operations will be materially adversely affected.

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

ANTI-TAKEOVER EFFECT OF STOCKHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS. In February 1997, the Company's Board of Directors authorized the Company's reincorporation in the State of Delaware (the "Reincorporation"). The Company's Reincorporation was approved by its stockholders and effective in May 1997.

         In July 1997, the Company's Board of Directors adopted a Preferred Shares Rights Plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% of more of the Company's Common Stock.

         The Rights Plan and certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Certificate of Incorporation allows the Company to issue Preferred Stock without any vote or further action by the stockholders, and certain provisions of the Company's Certificate of
Incorporation and Bylaws specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Rights Plan, the possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.



PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

       2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
       3.1 Restated Articles of Incorporation of Parallan Computer, Inc. previously filed as Exhibit 3.1A to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      31.a Certificate of Amendment of the Articles of Incorporation of Parallan
           Computer, Inc., previously filed as Exhibit 3.1a to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated by reference.
      3.1b Restated   Certificate  of   Incorporation  of  Meridian  Data,  Inc.
           previously filed as Exhibit 3.1b to the Quarterly Report of Form 10-Q for the period ended march 31, 1995, and incorporated herein by reference.
       3.2 Bylaws of Parallan Computer, Inc. previously filed as Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
       4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation
       9.1 Shareholders Agreement, dated as of June 1, 1992, among IBM Corporation, Parallan Computer, Inc. and certain shareholders of Parallan Computer, Inc. previously filed as Exhibit 9.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.1 Form of Indemnification Agreement for directors and officers previously filed as Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
      10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
      10.6 Registration Rights Agreement between the Registrant and certain of the Registrant's shareholders previously filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.7 Custodial Agreement dated as of May 12, 1992 between Parallan Computer, Inc., IBM Corporation and File-PROTEK, Inc. previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.8 Share Purchase Agreement dated as of May 15, 1992 between Parallan Computer, Inc., and IBM Corporation, as amended, previously filed as
           Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.11 Secured Loan Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Credit Corporation previously filed as Exhibit
           10.11 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.12 Lease Agreement dated as of October 26, 1992 between Parallan Computer, Inc. and South Bay/Copley Joint Venture previously filed as
           Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.13 Master Equipment Lease dated as of June 29, 1990 between Parallan Computer, Inc. and Western Technology Investment previously filed as
           Exhibit 10.13 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.14 Master Equipment Lease dated as of January 15, 1993 between Parallan Computer, Inc. and Phoenix Leasing Incorporated previously filed as
           Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation.
     10.16 Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
     10.17 Stock Option Assignment and Exercise Agreement between the Registrant, International Business Machines Corporation and certain shareholders of the Registrant dated March 6, 1996 previously filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
     10.18 Meridian Data, Inc. 1995 Director Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No, 333-2622) and incorporated herein by reference.
        11 Computation of Net Income (loss) per share
      16.1 Letter  regarding change  in accountants previously  filed as Exhibit
           16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
        27 Financial Data Schedule

         (b)      Reports on Form 8-K.
                  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           MERIDIAN DATA, INC.

Date:     October 28, 1997                 /S/ GIANLUCA U RATTAZZI
         ------------------                -----------------------
                                           Gianluca U. Rattazzi, President and
                                           Chief Executive Officer.

Date:     October 28, 1997                 /S/ ERIK E. MILLER
         ------------------                -----------------------
                                           Erik E. Miller,  Sr. Vice President,
                                           Finance and  Chief Financial Officer
                                           (Principal  Financial  and Accounting
                                           Officer)

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS

Exhibit           Item                                                     Page
-------           ----------------------------------
    4.1           Specimen Common Stock certificate of Meridian
                  Data, Inc., a Delaware corporation                         22
   11             Computation of net income (loss) per share                 24
   27             Financial Data Schedule                                    25

                                                                    Exhibit 4.1
                                                                    -----------
                               MERIDIAN DATA, INC.
              INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

THIS CERTIFICATE IS TRANSFERABLE IN
BOSTON, MA OR NEW YORK, NY                   SEE REVERSE FOR RESTRICTED LEGENDS
                                                            CUSIP 589601  10  3

THIS CERTIFIES THAT_____________________________________________________________

________________________________________________________________________________
                                 WATERMARK LOGO

IS THE RECORD HOLDER OF_________________________________ FULLY PAID AND
    NONASSESSABLE SHARES OF THE COMMON STOCK, $0.001 PAR VALUE, OF
                               MERIDIAN DATA, INC.

transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This certificate is not valid unless countersigned and registered by the Transfer Agent and Registrar.

         WITNESS the facsimile seal of the Corporation and the facsimile signature of its duly authorized officers.

Dated:______________

/s/ Mario M. Rosati                               Countersigned and Registered:
-------------------                               BANKBOSTON, N.A.
SECRETARY                            CORPORATE    Transfer Agent and Registrar
                                        SEAL
/s/ Gianluca U. Rattazzi                          By:__________________________
------------------------                             Authorized Signature
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

     The Corporation is authorized to issue two classes of stock, Common Stock and Preferred Stock. The Board of Directors of the Corporation has the authority to fix the number of shares and the designation of any series of Preferred Stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any unissued series of Preferred Stock.

     A statement of the rights, preferences, privileges and restrictions granted to or imposed upon the respective classes and/or series of shares of stock of the Corporation and upon the holders thereof as established, from time to time, by the Articles of Incorporation of the Corporation and by any certificate of determination, may be obtained by any stockholder upon request and without charge from the Corporation at its offices in Scotts Valley, CA.

     The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations.

TEN COM -- as tenants in common          UNIF GIFT MIN ACT --________ Custodian
TEN ENT -- as tenants by the                                  (Cust)
           entireties                                        ________ (Minor)
JT TEN  -- as joint tenants with right                       under Uniform Gifts
           of survivorship and not as                        to Minors Act
           tenants in common                                 _______ (State)
                                         UNIF TRF MIN ACT  --_______ Custodian
                                                             (until age___)
                                                             _______ Minor
                                                             under Uniform
                                                             Transfers to Minors
                                                             Act_____ (State)

     Additional abbreviations may also be used though not in the above list


    FOR VALUE RECEIVED, ______ hereby sell(s), assign(s) and transfer(s) unto

PLEASE INSERT SOCIAL SECURITY
OR OTHER IDENTIFYING NUMBER
     OF ASSIGNEE

      (PLEASE PRINT OR TYPE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)


Shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint ______ Attorney to transfer the said stock on the books of the within named Corporation with full power of substitution in the premises.

Dated:________

            NOTICE: THE SIGNATURE(S) TO THIS ASSIGNMENT MUST CORRESPOND WITH THE
                    NAME(S) AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATEVER.

Signature(s) Guaranteed:


By________________________
     THE SIGNATURE(S) MUST BE GUARANTEED BY AN ELIGIBLE GUARANTOR INSTITUTION (BANKS, STOCKBROKERS SAVINGS AND LOAN ASSOCIATIONS AND CREDIT UNIONS WITH MEMBERSHIP IN AN APPROVED SIGNATURE GUARANTEE MEDALLION PROGRAM), PURSUANT TO S.E.C. RULE 17AD-15.

This certificate also evidences and entitles the holder hereof to certain rights as set forth in a Rights Agreement between Meridian Data, Inc. and BankBoston, N.A. as the Rights Agent, dated as of August 11, 1997 (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of Meridian Data, Inc. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer by evidenced by this certificate. Meridian Data, Inc. will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Under certain circumstances set forth in the Rights Agreement, Rights issued to, or held by, any Person who is, was or becomes an Acquiring Person or an Affiliate or Associate thereof (as such terms are defined in the Rights Agreement), whether currently held by or on behalf of such Person or by any subsequent holder, may become null and void.

                                                                     EXHIBIT 11
                                                                     ----------
                               MERIDIAN DATA, INC.

                   COMPUTATION OF NET INCOME (LOSS) PER SHARE

-------------------------------------------------------------------------------
(In thousands, except                            Three months ended Sept 30,
 per share data)                               1997                        1996
-------------------------------------------------------------------------------
Net income .. ...................           $(1,404)                     $1,503
                                            =======                      ======
Weighted average shares outstanding :
Common stock.....................             8,716                       9,566
Common stock issuable upon exercise of
   options.......................                --                         475
                                            -------                      ------
Weighted average common shares
   and equivalents...............             8,716                      10,041
                                            =======                      ======
Net Income (loss) per share......           $ (0.16)                     $ 0.15
                                            =======                      ======

-------------------------------------------------------------------------------
(In thousands, except                             Nine months ended Sept 30,
 per share data)                               1997                        1996
-------------------------------------------------------------------------------
Net income ......................           $(5,075)                     $3,758
                                            =======                      ======
Weighted average shares outstanding :
Common stock.....................             9,162                       8,895
Common stock issuable upon exercise of
   options.......................                --                         654
                                            -------                      ------
Weighted average common shares
   and equivalents...............             9,162                       9,549
                                            =======                      ======
Net Income (loss) per share......           $ (0.55)                     $ 0.39
                                            =======                      ======