Form 10-K
period 1997-12-31
MERIDIAN DATA INC
filed 1998-03-11
CIK 864568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b)
      of the Act:                                None
Securities registered pursuant to Section 12(g)
      of the Act:                                Common Stock, $0.001 par value
                                                 Preferred Share Purchase Rights
                                                         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .


         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1998, was $30,015,517.81. The number of shares of Common Stock, $0.001 par value, outstanding on March 3, 1998, was 8,802,788.

         Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders to be held April 22, 1998, are incorporated herein by reference into Part III.

Index    begins  on  page  43.  Page 1 of 47

     THIS ANNUAL REPORT OF FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT ARE ACCOMPANIED BY CAUTIONARY STATEMENTS THAT IDENTIFY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD LOOKING STATEMENTS.

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

         PCI was founded in 1988 to develop high-performance, fault tolerant servers for large networks of personal computers. In the first quarter of 1991, PCI commenced shipment of products to customers. In the fall of 1991, in response to continuing losses and funding constraints, PCI significantly reduced expenses, reduced its staff by approximately 50%, and began a search for a major computer company as a strategic partner. In June 1992, PCI entered into a strategic alliance with International Business Machines Corporation ("IBM"). The strategic alliance with IBM encompassed certain product development, manufacturing and support arrangements (the "Agreements"). At the same time, IBM acquired a substantial minority stock interest in PCI. PCI granted IBM the exclusive rights to PCI's current and future products and technologies in return for guaranteed minimum royalties in 1992 and 1993, and revenue-based royalties for 1994 and beyond. The Agreements do not apply to any technology acquired from, or developed by, MDI. After the first quarter of 1994, sales by IBM of products licensed from PCI, net of returns, were zero. PCI expected that this trend would continue for the foreseeable future.

         As a result of management's expectations concerning future royalties from IBM, PCI downsized and reorganized its operations into two segments: (i) developing original equipment manufacturer ("OEM") relationships for its latest products and (ii) focusing on potential acquisition opportunities. Over the course of several months, PCI engaged in discussions with several large OEMs about the sale or licensing of its latest server technology. These discussions ultimately resulted in the sale of certain subsets of PCI's server technology for $1.5 million in the first quarter of 1995. PCI then narrowed its focus to identifying potential acquisition candidates. On December 1, 1994, PCI acquired all of the outstanding shares of MDI. MDI was a privately-held developer of compact disc-read only memory ("CD ROM") and compact-disc recordable ("CD-R") systems and software for both networks and personal computers. With the acquisition of MDI, PCI effectively ended its reliance on IBM as its primary source of revenue. Since December 1, 1994, the Company's primary source of revenue is from sales of the products of MDI. Thus, the remainder of the discussion of the Company's business, industry, operations, or competition under this Item will refer exclusively to the operations of Meridian.

OVERVIEW

         Meridian Data, Inc. provides CD ROM networking software and systems that enable multiple users on a network to simultaneously share CD ROM titles from their desktops. Networking CD ROMs makes them easier to install, update and manage, and eliminates the need to physically share CDs among users. The Company is committed to an open systems approach, supports a broad array of personal computer and network operating systems, and provides seamless desktop access to networked CD ROMs in heterogeneous environments. The Company believes that an opportunity exists to enable organizations to provide access to networked CD ROMs through corporate networks and standard web browsers. To meet customer demands for integrated solutions, the Company offers systems containing the Company's networking software and CD ROM servers configured by the Company with third-party components. However, since the manufacture of CD ROM servers has low barriers to entry, Meridian focuses its CD ROM research and development activities primarily on software development. Due to a shift in demand during 1996 from separate hardware and software CD ROM networking solutions to integrated systems, the Company refocused its CD ROM research towards the development of systems and away from stand alone software. The Company's CD ROM hardware development efforts also seek to maintain compatibility with existing and developing hardware standards. In order to bring its expertise in networking software and systems, and channel distribution, to a larger market, the Company began development of its first non-CD ROM networking product in late 1996. The result of this research was the prototype Snap! Server which premiered at the DEMO 98 trade show in February 1998. Snap! Server is a protocol-independent, plug-and-play network storage appliance.

INDUSTRY BACKGROUND

WIDESPREAD ADOPTION OF CD ROM TECHNOLOGY. CD ROM, a read-only optical storage technology, has gained widespread acceptance in recent years for computer applications. CD ROMs have many advantages over alternate storage technologies, including cost-effectiveness, data integrity, durability and storage capacity. The Company estimates that it costs less than $1.00 to produce a copy of CD ROM capable of holding over 600 megabytes of data. For certain applications, an advantage of CD ROM technology is that it is read-only and non-magnetic, so that it cannot be altered or accidentally erased, thereby ensuring data integrity. CD ROM technology is rapidly evolving, and significant advances have been made in speed and storage capacity. In 1995, a new CD ROM standard, DVD (digital video disc), was announced which is expected to provide 7 to 28 times the storage capacity of current CD ROMs and will eventually be recordable and erasable. In the third quarter of 1997, Meridian began shipping its DVD line of CD ROM systems.

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

EMERGING MARKET FOR NETWORK ATTACHED STORAGE ("NAS"). NAS devices are specialized file servers optimized for network data storage. Unlike a general purpose server which handles a variety of tasks, from running an intranet to managing e-mail to delivering mission-critical database services, NAS products are optimized for data storage and managing input/output traffic associated with that task efficiently, freeing up network server resources for mission critical applications, and enhancing speed on the network backbone by offloading data storage nearer to users. According to Peripheral Concepts, Inc., a leading storage research firm, the emerging market for NAS will grow from $800 million in 1997 to $1.2 billion in 1998. By delivering a NAS device below $2,000, Meridian hopes to redefine the NAS market to include small and medium-sized businesses.

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

THE MERIDIAN STRATEGY

         Meridian believes that its customers currently want to implement "plug and play" CD ROM networking systems. In response, the Company introduced its CD Net Universal plug and play server in 1997, and offers other competitively priced systems, containing Meridian's networking software. The Company's goal is to be the leading provider of one-stop shopping for CD ROM networking systems and software. The key elements of the Company's strategy include:

FOCUS ON SOFTWARE AND SYSTEMS. To meet customer demands for integrated solutions, the Company offers systems containing the Company's networking software and CD ROM servers configured by the Company with third-party components. Since the manufacturing of CD ROM servers has low barriers to entry, Meridian focuses its CD ROM research and development activities primarily on software development and integrated systems.

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

PURSUE NAS OPPORTUNITIES. The NAS market is estimated to grow from approximately $800 million in 1997 to $1.2 billion in 1998. The Company believes that an opportunity exists to leverage its skills and expertise in networking systems to the larger market for NAS. Meridian does not believe that there is any competing product currently on the market that offers the same ease of use and installation as the Company's Snap! Server. See "Risk Factors - New Product Development."

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

EXPAND INTERNATIONAL SALES. The Company has established several key distribution relationships in various countries in the Pacific Rim. In 1996, Meridian opened a sales office in the United Kingdom. This office was closed in late 1997 due to a change in the Company's European distribution strategy. To address the needs of international customers, the Company intends to continue to localize products for use in the native language of targeted countries. See "Risk Factors - Expansion of International Operations."

PRODUCTS

         Meridian provides support for a broad range of networking environments (Novell, Windows NT and Banyan VINES) and desktop operating systems (Windows 95 and Windows 3.x, DOS, Macintosh and OS/2), and is compatible with most major connectivity methodologies and network protocols. The table below describes selected principal products, their functions and price ranges:

                                                                                                 INTRODUCTION
           PRODUCTS             DESCRIPTION                                                      DATE              PRICE RANGE (1)
      Software
CD Net for NetWare              Client and server software that provides native NetWare
                                volume access for CD ROMS on Novell servers                      Jan. '96          $684
CD Intranet for Windows NT      CD Intranet brings CD ROM and mixed media storage to             Sep. `96          $495
                                business intranets
CD Net for Windows NT           Client and Server software for Windows NT for
                                enterprise-wide CD ROM applications, providing a common          Aug. '95          $684 - $1,308
                                user interface in mixed Novell/NT environments
CD Net Plus                     Windows-based client and server software for dedicated,          May '95           $377-$1,097
                                high performance CD ROM servers on Novell networks
CD Net for VINES                Client and server software providing access to CD ROMs on        Aug. '95          $1,372
                                Banyan VINES servers
CD NetRecord                    Novell NLM for recording CD ROMs over NetWare networks           Jan. '96          $595

      Systems
CD/DVD Net 900 Series Servers   Complete plug and play CD ROM/DVD servers  with 7 to 56 CD       Aug. '95          $6,231-$24,738
                                ROM/DVD drives, featuring Pentium 200 processors, fast
                                Ethernet adapters, for Novell, NT, Intranets, and VINES,
                                available in tower or rack mount enclosures
TNT Servers                     CD ROM/DVD Server with 14 to 28 drives in a flexible             Sep. `97          $7,196 - $16,748
                                configuration of CD ROM, DVD and hard drives, featuring
                                Pentium 200 processors, fast Ethernet, for Windows NT
CD Net Ultimate                 Server designed to support large multi-department networks       Jan. `97          $2,780-$12,956
                                with heavy multimedia content, features automatic disk
                                caching, Pentium 200 processors, 14 to 28 CD ROM/DVD
                                drives, for Windows NT and Novell NetWare
CD Net Universal Server         Plug and play CD ROM server with a built-in Web server           Sep. `97          $1,420 - $4,903
                                enabling easy access to HTML and graphics files of CDs,
                                and remote Web-based system administration.  Available
                                with 7 to 14 CD ROM drives.
CD Net ROMs                     CD ROM subsystems for connection to servers via SCSI               1990            $1,056-$9,388

(1) Price range based on domestic end user list price as of January 12, 1998.

NEW PRODUCTS

         In early February 1998, the Company premiered a prototype of its first non-CD ROM product, Snap! Server. This represents an entirely new product classification for the Company and the marketplace. Snap! Server is a protocol-independent, plug and play network-attached storage (NAS) device targeted for the PC-LAN environment. According to Peripheral Concepts, Inc., an independent market research firm, the market for NAS has been estimated to be approximately $800 million in 1997 and is projected to grow to $1.2 billion in 1998. Meridian does not believe that there is any competing product currently on the market that offers the same ease of use and installation as Meridian's Snap! Server. Initially, the Company expects that its main competition in the NAS market will come from established PC server vendors (such as Compaq and Dell) and drive manufacturers (such Seagate and Maxtor). Meridian believes that its new Snap! Server will have significant cost advantages over its initial competition. The Company estimates that the cost of adding a comparable amount of additional storage to a PC server or network would run from approximately $3,000 to $10,000 or higher, depending on the server/network configuration and downtime. While final pricing has not been set, the Company anticipates that its Snap! Server will retail for under $2,000. Installation of the Snap! Server will involve simply connecting the server to an Ethernet network port and power outlet. Setup and management will be handled by a simple HTML interface, accessed through the user's Internet browser. In contrast, the installation of additional drives or servers requires several hours of network downtime and the services of a network professional, all of which adds to the overall cost of increasing storage on networks. The Snap! Server must be compatible with all major PC networks operating systems (Microsoft, Novell, and UNIX) and protocols (TCP/IP, IPX, NetBEUI, HTTP, etc.) concurrently. In addition, it must be able to work in mixed network environments with the same ease as in heterogeneous environments. Such compatibility may be difficult, if not impossible to obtain. Failure to achieve such compatibility could have an adverse effect on the market's acceptance of the Snap! Server.

         The Company's challenge will be to educate users on the practicality of implementing NAS compared against the established methods of adding storage to PC servers. As such, the Company's initial competition for the Snap! Server will come from suppliers of PC server computers, like Dell Computers, Compaq and IBM, and disk drive manufacturers, such as Seagate and Maxtor. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. Meridian's Snap! Server requires customers to change the method in which they address the problem of adding additional storage to their PC-LAN networks. There can be no assurance that the Company will be successful in educating the market on the advisability of switching from adding additional drives to their servers or additional servers to their PC-LAN and using a Snap! Server in their place. The Snap! Server will require a different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market this new product or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products, or of Meridian to develop new distribution channels, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Distributors; - New Product Development; - Rapid Technological Change; Potential for Product Defects; - Competition; emerging Markets; Product Concentration."

SALES, MARKETING AND CUSTOMER SERVICE

         The Meridian sales organization is divided into multiple North American territories, Europe, the Middle East, Latin America, and the Pacific Rim.
Leading each region is a sales director responsible for working with the Company's major distributors, direct sales of large systems into major accounts, and OEM sales. Each territory has an assigned sales representative, who is responsible for developing marketing programs with all VARs in his or her territory, developing new VAR relationships, and sales into smaller accounts through the Company's VARs. Each territory is supported by a business development team which is responsible for training new VARs on the installation and support of Meridian software and systems, and supporting existing VARs. A final level of sales support is provided by sales engineers who are responsible for several territories each. The Company's entry level software and systems are marketed through advertising and trade shows. The Company seeks to minimize any conflict between third party distribution and direct sales by fulfilling orders through distributors and VARs, except in special circumstances dictated primarily by customer requests. The Company's sales personnel that are focused on the distribution channel work closely with the Company's largest distributors to ensure that the proper level and mix of inventory is maintained, and works with the distributor and VAR in developing cooperative marketing programs for the Company's products.

         To support its sales efforts, the Company's marketing organization focuses on increasing end user demand and creating awareness in the distribution channel of the Company's products. The Company's marketing organization focuses on educating end users on the Company's simple, cost effective solution to accessing and sharing CD ROMs and educating network professionals on the administration tools available with CD Net software, ease of adding new titles to their CD ROM library, and license control and metering. The Company's marketing program includes direct mail, public relations, educational seminars, trade shows, selected joint marketing programs, a home page on the World Wide Web and advertising in broad industry publications such as the PC Week and LAN Times. The Company's sales and marketing organization consists of 22 persons as of December 31, 1997.

         The Company anticipates that it will begin shipping its new Snap! Server in the second quarter of 1998. This will be preceded by an intensive, national advertising campaign aimed at educating the general business public on the benefits and ease-of-installation of Meridian's Snap! Server. The failure by the Company to successfully educate the market on the benefits of its Snap! Server could have a material adverse effect on Meridian's business, financial condition and results of operations. The Snap! Server will require different marketing, sales and distribution strategies than those for the Company's current products. As such, it entails significant new risks to Meridian. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market this new product or to that the Company will be successful in establishing other modes of marketing, sales, and distribution. A failure of the Company's distributors and VARs to successfully market this product, or the failure to establish other means of marketing, sales, and distribution, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Distributors; - New Product Development; - Rapid Technological Change; Potential for Product Defects; - Competition; emerging Markets; Product Concentration."

         The Company's customer service department consists of 9 persons as of December 31, 1997. The Company's customer support department provides installation and maintenance support via telephone, a Company bulletin board, ftp file server, and Internet support on the World Wide Web at http://www.meridian-data.com. Meridian products are sold with a one year warranty, which can be extended for an additional fee.

DISTRIBUTION

         Approximately 93% of the Company's product sales are derived from two-tier distribution sales to distributors and VARs. Because the Company derives such a significant portion of its products through distributors and VARs, it is difficult for the Company to determine the identity of the end user of the Company's products. The Company's distribution channel consists of five North American distributors, including Ingram Micro, Inc., Tech Data Corporation and Merisel, Inc. Meridian's VARs generally concentrate their sales efforts by region, such as MicroAge Computers, or by industry, such as Government Technology Services, Inc. The Company opened a sales office in the United Kingdom in 1996. This office was closed in late 1997 due to a change in the Company's European distribution strategy. The Company's systems are installed in numerous industries, including government, education, law and accounting. The Company's typical distribution agreement gives the distributor the right, under limited circumstances, to return products. In addition, the Company allows price protection to certain distributors, to the extent that they are holding inventory at the time the Company announces a price decrease.

         Two distributors accounted for 21% and 19%, respectively, of the Company's 1997 product sales. The loss of either of these distributors, or certain other distributors or VARs, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must possess sufficient technical, marketing and sales resources and must often devote these resources to a relatively lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will be able to continue to market the Company's existing or new products effectively or that economic conditions or industry demand will not adversely affect such distributors and VARs. New products may require a different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Distributors."

RESEARCH AND DEVELOPMENT

         The Company's research and development staff consists of 21 engineers as of December 31, 1997. The Company's primary focus in 1997 was on the development of its Snap! Server. The Snap! Server is a protocol-independent, plug-and-play NAS appliance. There can be no assurance that Meridian's research and development efforts will result in the successful introduction of the Snap! Server or any other new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects; and - New Product Development."

         Meridian's CD ROM research and development focus in 1997 consisted of developing new, entry-level plug and play CD ROM servers and CD ROM networking systems, and maintaining compatibility with evolving industry standards related to drives (CD ROM and DVD) and network protocols.

         Meridian Data's software does not utilize calendar dates. As such, the Company's software should have no difficulty with Year 2000 issues. Meridian's systems, however, are reliant on various network and personal computer operating systems, such as MS DOS, Novell NetWare, and Windows 3.11 and NT. To the extent that those vendors do not adequately solve their Year 2000 issues, the Company's products, results of operations, cash flow, and liquidity may be adversely affected.

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

         The Company anticipates that the manufacturing of its new Snap! Server, including final assembly and testing, will contracted out to third party vendors, some of whom are located in Asia. Initially, Meridian will be dependent on a few third party contractors to manufacture its Snap! Server. Like its CD ROM counterparts, the Snap! Server will be dependent on a small number of suppliers for certain key components and parts, including microprocessors, integrated circuits and power modules. In addition, certain subassemblies used will be manufactured by a single third party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, or the loss of a key subassembly manufacturer, could have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or assembly services could be arranged, the process of qualifying new suppliers would be lengthy, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Suppliers."

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

         Initially, the Company's Snap! Server will compete with alternative methods of adding storage to PC-LAN networks such as adding new PC servers from companies such as Dell Computers, Compaq and IBM, and adding additional disk drives from manufacturers such as Seagate and Maxtor to existing servers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements.

         The Company believes that its ability to compete successfully in the CD ROM networking and NAS markets will depend upon a number of factors both within and outside of its control, including price, quality, product performance and features; timing of new product introductions by the Company, its customers and competitors; customer service and technical support; and the ability of the Company to respond more quickly than current or potential competitors to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources than current or potential competitors to the development, promotion and sale of products. The Company believes that it competes favorably with respect to these factors. There can be no assurance however that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

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

OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. From that point the Company operated profitably until the first quarter of 1997, when it again began incurring net losses. There can be no assurance that profitable operations will return. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and, at the end of January 1997, significantly reduced system prices in response to competitive pressures. Even if unit shipments were to increase in the future, there can be no assurance that prices for the Company's products will not decrease further due to competitive pricing pressures. Accordingly, the Company may not meet its total revenue goals and the Company's results of operations and liquidity would be materially adversely affected. As a result of expenses related to completing the engineering development and developing and implementing the initial marketing campaign of Meridian's new Snap! Server, the Company anticipates that it will operate at a substantial net operating loss for 1998.

         The Company generally ships its software and systems within a short period after receipt of an order, therefore the Company typically does not have a material backlog of unfilled orders. Accordingly, total revenues in any quarter are substantially dependent on orders booked in that quarter. This may result in quarterly fluctuations in revenue. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of the Company's new products; mix of software and systems sales; the long and complex sales cycle for site licenses; the timing of site license revenue; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and value-added resellers. In 1997, identifiable sales to federal governmental agencies accounted for approximately 14% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly and annual results would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results would be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEW PRODUCT DEVELOPMENT. The Company is actively developing products for entry into non-CD ROM networking markets, such as the new Snap! Server. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD ROM networking market. In attempting to successfully enter the NAS market and other new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. With respect to NAS, Meridian must also successfully educate the market concerning the practicality of changing from conventional means of adding storage capacity to PC networks to installing its new Snap! Server. There can be no assurance that the Company will be successful in developing and marketing its new Snap! Server or other new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of the new Snap! Server or other new products, or that its new Snap! Server or other new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce its new Snap! Server or other new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will all be materially adversely affected. Due to the complexity of the Company's Snap! Server and other contemplated new products and the difficulty in gauging the engineering effort required to produce the new Snap! Server and other potential new products, such potential new products are subject to significant technical risks. There can be no assurance that the Snap! Server and other potential new products will be introduced on a timely basis or at all. In addition, there can be no assurance that the Company will be able to offer the functionality and ease-of-use that it believes the Snap! Server requires for a successful introduction. If the new products are delayed, do not offer the functionality and ease-of-use envisioned, or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. As a result of uncertainty with respect to Snap! Server revenues and anticipated expenses required to successfully develop and market this product, the Company anticipates that it will operate at a substantial net loss in 1998.

DEPENDENCE ON THIRD PARTY DISTRIBUTORS. The Company derives substantially all of its product sales through distributors and VARs. Two distributors accounted for 21% and 19%, respectively, of the Company's 1997 product sales. The loss of either of these distributors, or certain other distributors or VARs, would have a material adverse effect on the Company's business and results of operations. The Company's contractual relationships with its distributors and VARs can generally be canceled upon notice to the Company. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Because the Company sells a significant portion of its products through distributors and VARs, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders from distributors may not be indicative of long-term end user demand. The Company's distributors typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, liquidity, or results of operations. The Company's results of operations could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly, and in many cases may not be related to end user demand. There can be no assurance that the Company's distributors and VARs will to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business and results of operations

         The Company anticipates that it will begin shipping its new Snap! Server in the second quarter of 1998. The Snap! Server will require different marketing, sales and distribution strategies than those for the Company's current products. As such, it entails significant new risks to Meridian. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market this new product or to that the Company will be successful in establishing other modes of marketing, sales, and distribution. A failure of the Company's distributors and VARs to successfully market this product, or the failure to establish other means of marketing, sales, and distribution, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company anticipates that the manufacturing of its new Snap! Server, including final assembly and testing, will contracted out to third party vendors, some of whom may be located in Asia. Initially, Meridian will be dependent on a few third party contractors. Like its CD ROM counterparts, the Snap! Server will be dependent on a small number of suppliers for certain key components and parts, including microprocessors, integrated circuits and power modules. In addition, certain subassemblies used will be manufactured by a single third party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, or the loss of a key subassembly manufacturer, could have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, could have a material adverse effect upon the Company's business, financial condition and results of operations. The process of qualifying new suppliers would be lengthy, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations

RAPID TECHNOLOGICAL CHANGE; POTENTIAL FOR PRODUCT DEFECTS. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Due to their complexity and sophistication, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in a manner that will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its products have been commercially released. There can be no assurance that such defects will not cause delays in product introductions and shipments or loss of or delay in market acceptance, result in increased costs, require design modifications, impair customer satisfaction, or result in customer returns. Any such event could materially adversely affect the Company's business, financial condition and results of operations.

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

COMPETITION.  The  markets  for the  Company's  CD ROM  products  are  extremely competitive. The Company expects that competition will increase if more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD ROM networking market include other suppliers of CD ROM networking software and hardware such as Procom
Technologies, Microtest, Inc. and Microdesign International. The Company also competes indirectly with suppliers of personal computers, such as Dell Computer, Compaq, and IBM, and network operating systems such as Microsoft and Novell, to the extent such companies include CD ROM networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD ROM manufacturers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

         Initially, the Company's Snap! Server will compete with alternative methods of adding storage to PC-LAN networks such as adding new PC servers from companies such as Dell Computers, Compaq and IBM, and adding additional disk drives from manufacturers such as Seagate and Maxtor to existing servers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

         The Company believes that its ability to compete successfully in the CD ROM networking and NAS markets will depend upon a number of factors both within and outside of its control, including price, quality, product performance and features; timing of new product introductions by the Company, its customers and competitors; customer service and technical support; and the ability of the Company to respond more quickly than current or potential competitors to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources than current or potential competitors to the development, promotion and sale of products. The Company believes that it competes favorably with respect to these factors. There can be no assurance however that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

EXPANSION OF INTERNATIONAL OPERATIONS. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could materially adversely affect the Company's business, financial condition and results of operations. International product sales were approximately 12% of total product sales in 1997. The Company's business and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, slower acceptance of technology advances compared with the United States, lack of published CD ROM content, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and tariffs, duties and other trade barriers. For a discussion of the effect of fluctuations in the exchange rate of the Japanese yen on the cost of certain components used in the Company's products, see "Risk Factors - Dependence on Third Party Suppliers."

EMERGING MARKETS; PRODUCT CONCENTRATION. The Company's future financial performance will depend in part on the growth in market share for CD ROM networking products and its success in the new NAS market. While there is a substantial installed base of CD ROM drives in the United States, growth in the CD ROM networking market is primarily in entry-level systems with low price points. There can be no assurance that the Company's products will be widely accepted in these emerging markets. If demand for the Company's CD ROM networking products continues to decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, if CD ROM server products were to become generally available, the Company anticipates that, as a percentage of product sales, systems sales could decline and software sales may increase. In the event that software sales do not increase in an amount sufficient to offset a decline in systems sales, the Company's business, financial condition and results of operations will be materially adversely affected.

         The Company's future financial performance will depend in large part on the success of its Snap! Server and growth in demand for NAS products. The market for NAS appliances is new and undeveloped. There can be no assurance that the Company's products will be widely accepted in this emerging market. If demand for the Snap! Server fails to develop, or develops more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's key employees has an employment agreement with the Company, and the Company does not maintain key man insurance policies on the lives of its key employees. Although the Company's senior executives have lengthy experience in the computer industry, they have no experience with the NAS appliances market that the Company contemplates entering. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity could result in dilution in the equity ownership of Meridian's stockholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PROPRIETARY RIGHTS. The Company's success depends in part upon protecting its proprietary technology. The Company relies on a combination of intellectual property laws, nondisclosure agreements and other protective measures to protect its proprietary information. There can be no assurance, however, that the steps taken by the Company will be adequate to deter misappropriation or independent third party development of its technology or that its intellectual property rights can be successfully defended if challenged. Litigation may be necessary to protect the Company's proprietary rights. Any such litigation may be time-consuming and costly. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. Given the rapid development of technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on terms that are acceptable to the Company. The Company is not currently aware of any infringement of its proprietary rights, nor is it aware of any claims that its products infringe the rights of others.

POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD ROM networking and NAS appliance industries, changes in the general economy and other factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

ANTI-TAKEOVER EFFECT OF STOCKHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS. In February 1997, the Company's Board of Directors authorized the Company's reincorporation in the State of Delaware (the "Reincorporation"). The Company's Reincorporation was approved by its stockholders in April 1997 and effective in May 1997.

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

EMPLOYEES

         As of December 31, 1997, the Company employed 98 individuals, of whom 28 were employed in manufacturing, 21 in research and development, 26 in sales and marketing, 9 in customer support, 3 in product management, and 11 in administration and finance. Competition in the recruiting of personnel in the computer and networking industry is intense. The Company believes that its future success will depend, in part, upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

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

ITEM 2.  PROPERTIES.

         The Company leases its headquarters office and manufacturing facility in Scotts Valley, California, under a noncancleable operating lease which expires in 1999. Other than several small regional sales offices, primarily all of the Company's operations are conducted at the Scotts Valley location. This facility is currently being fully utilized. With respect to the Company's lease expiring in 1999, management believes that the current lease could be renegotiated or a suitable new location can be found at terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The shares of the Company's Common Stock are listed on the NASDAQ National Market System under the symbol MDCD. The following table sets forth, for the periods indicated, the high and low sales price per share for the Company's Common Stock as reported by NASDAQ.

   YEAR ENDED DECEMBER 31, 1997                               HIGH          LOW
   ----------------------------                               ----          ---
   First quarter........................................    $ 7.75        $3.88
   Second quarter.......................................      4.69         3.38
   Third quarter........................................      5.50         3.88
   Fourth quarter.......................................      5.50         3.50

   YEAR ENDED DECEMBER 31, 1996                               HIGH          LOW
   ----------------------------                               ----          ---
   First quarter........................................    $12.69        $8.88
   Second quarter.......................................     19.00         7.50
   Third quarter........................................      9.69         6.63
   Fourth quarter.......................................      8.00         6.38

         As of March 6, 1998, there were 98 stockholders of record of the Company's Common Stock and approximately 4,000 beneficial owners. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following is a summary of the Company's unaudited quarterly results for the four quarters ended December 31, 1997 and 1996. In management's opinion, these results have been prepared on a basis consistent with the audited financial statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 8 of this report.

                            QUARTERLY FINANCIAL DATA

                                                 1997 QUARTER ENDED
                                     MARCH 31,  JUNE 30,   SEPT. 30,    DEC. 31,
                                (In thousands, except per share data)
Total revenues....................... $ 3,009    $5,547     $ 6,151     $ 5,261
Loss from operations.................  (3,816)     (928)     (1,859)     (3,169)
Net loss ............................  (3,299)     (372)     (1,404)     (2,703)
Net loss per share (basic/diluted)... $ (0.34)   $(0.04)    $ (0.16)    $ (0.31)

                                                 1996 QUARTER ENDED
                                     MARCH 31,  JUNE 30,   SEPT. 30,    DEC. 31,
                                (In thousands, except per share data)
Total revenues....................... $ 7,062    $6,402      $6,652      $6,000
Income from operations ..............     848       951       1,065          45
Net income ..........................   1,013     1,242       1,503         516
Net income per share (basic)......... $  0.13    $ 0.14      $ 0.16      $ 0.05
Net income per share (diluted)....... $  0.12    $ 0.13      $ 0.15      $ 0.05

         The following is a summary of the Company's results for the five years ended December 31, 1997. In management's opinion, these have been prepared on a basis consistent with the audited financial statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 8 of this report.

                           FIVE YEAR FINANCIAL SUMMARY
                   (In thousands, except per share data)
                                                                              YEARS ENDED DECEMBER 31,
                                                                      1997        1996        1995        1994       1993
                                                                      ----        ----        ----        ----       ----
Revenues:
 Product sales...................................................  $19,968     $26,116     $23,426     $ 1,957     $   276
 Other revenue...................................................       --          --       1,869       3,954      21,676
                                                                    ------     -------      ------      ------      ------
Total revenues...................................................   19,968      26,116      25,295       5,911      21,952
Cost of product sales and amortization of purchased technology...    9,570      10,162      12,605       1,070          13
Cost of product sales and services to and royalties from IBM.....       --          --          --       4,365      14,801
Income (loss) from operations (1)................................   (9,772)      2,909       1,808     (28,534)      5,956
Net income (loss) (1)............................................   (7,778)      4,274       2,500     (27,507)      6,782
Net income (loss) per share (basic)..............................  $ (0.86)    $  0.47     $  0.32     $ (3.69)    $  1.12
Net income (loss) per share (diluted)............................  $ (0.86)    $  0.44     $  0.30     $ (3.69)    $  0.97

1)  Includes a charge for in-process R&D of $21,245 in 1994.

DECEMBER 31,                                                          1997        1996        1995        1994        1993
                                                                      ----        ----        ----        ----        ----
Cash and cash equivalents........................................  $15,167     $24,809     $11,752     $ 8,692     $ 4,145
Marketable securities............................................   16,722      14,340       5,900       5,077      34,031
Restricted cash..................................................       --          --          --      21,201          --
Working capital..................................................   29,355      39,760      15,788      10,591      36,007
Total assets.....................................................   37,491      45,245      22,823      39,793      41,832
Stockholders' equity.............................................   30,085      41,230      16,373      11,445      37,809

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

         In order to bring its skills and expertise in networking systems and channel distribution to a larger market, Meridian embarked on the development of its first non-CD ROM networking system in late 1996. In February 1998, the Company premiered a prototype of its Snap! Server at the DEMO 98 show. This represents an entirely new product classification for the Company and the marketplace. The Snap! Server is a protocol-independent, plug and play network-attached storage ("NAS") device targeted for the PC-LAN environment. Snap! Server will attempt to provide superior ease-of-use and installation of any competitive product or competing method for adding storage to PC LAN networks. According to Peripheral Concepts, Inc., an independent market research firm, the market for NAS has been estimated to be approximately $800 million in 1997 and is projected to grow to $1.2 billion in 1998. While final pricing has not been set, the Company anticipates that its Snap! Server will retail for under $2,000. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. The Snap! Server will require different marketing, sales and distribution strategies than those for the Company's current CD ROM products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market this new product, nor that the Company will be successful in developing alternate channels of distribution. Nor can there be any assurance that the Snap! Server will be a commercial success. A failure of the Company's distributors and VARs to successfully market the Company's new products, or the failure to develop new channels of distribution, or the failure to obtain market acceptance for the Snap! Server, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Because the Company generally ships its software and systems within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. Meridian currently has no orders for the Snap! Server. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; seasonality; mix of software and systems sales; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and VARs. In 1997, 1996 and 1995, identifiable sales to federal governmental agencies accounted for approximately 14%, 11% and 17%, respectively, of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results would be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions.

         The Company utilizes standard, off-the-shelf software, for all phases of its operations, including production, distribution and accounting. Since some of these programs recognize only the last two digits of the year in any date (e.g. "98" for "1998"), some software may fail to operate in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that its suppliers, distributors, and customers also have Year 2000 Problems which could affect the Company. Meridian is in the process of developing a plan to determine the impact of the Year 2000 Problem on its operations. It is not possible, at present, to quantify the overall cost of this work, or the financial effect of the Year 2000 Problem if it is not resolved on a timely basis However, the company believes at present that the cost of addressing the Year 2000 Problem will not have a material effect on the Company's financial position, liquidity, or results of operations.

RESULTS OF OPERATIONS

         In late 1996 and early 1997, the Company made several decisions to address the disappointing CD ROM networking systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and at the end of January 1997 significantly reduced system prices due to competitive pressures. Unit shipments did not increase as anticipated, and, as a result, the Company's sustained a net operating loss for 1997. In February 1998, Meridian announced its first, non-CD ROM networking product, the Snap! Server. This product is scheduled for commercial release in the second quarter of 1998. The Company believes that it will be several quarters before it achieves significant revenues from sales of the Snap! Server. However, Meridian expenses related to the completion of the final product and marketing expenses related to the introduction of its Snap! Server will result in the company posting a substantial net operating loss for 1998. See "Risk Factors New Product Development; - Rapid Technological Change; - Potential for Product Defects; Competition; - Emerging markets; - Product concentration."

REVENUES

PRODUCT SALES. Meridian's product sales decreased from $26.1 million in 1996 to $20.0 million in 1997. This decrease was due to lower prices, and lower unit shipments. The Company lowered prices approximately 30% in January of 1997 due to increased price competition in the CD ROM networking market and, at the same time, increased promotional spending. Meridian believes that the market for CD ROM networking systems has fundamentally changed from one in which customers purchase integrated, high-end CD ROM servers, to one in which low-cost, plug and play CD ROM servers, such as Meridian's CD Net Universal line of servers, are in demand. Due to this shift, Meridian's sales mix in 1997 shifted from its high-end enterprise systems to its entry-level systems, such as the CD Net Universal server. However, due to much lower price points, the impact on the Company's overall revenue was insufficient to offset lower high-end system sales. The Company does not expect that sales from its low-end systems will grow to the extent required to completely offset lower prices of high-end systems. As such, revenues from the sale of Meridian's CD ROM networking products are anticipated to be less in 1998 than in 1997. The Company's product sales increased from $23.4 million in 1995 to $26.1 million in 1996, an increase of approximately 12%, due to higher sales in the first quarter of 1996. This increase was driven by sales of new software products released throughout 1995 and a resulting increase in the Company's system sales. Sales for the last nine months of 1996 were flat over the comparable period of 1995. During this time, the Company's revenue mix shifted towards higher software sales and lower system sales. This was due to increasing price competition on system sales beginning late in the second quarter of 1996 and a heavy promotional emphasis on software products by the Company throughout 1996.

         The Company's sales in 1996 were favorably impacted by new software products released in 1995. Included in the Company's 1996 sales were approximately $330,000 from the sale of two software site licenses. Beginning in the second quarter of 1996, and continuing throughout the remainder of the year, Meridian's revenue mix shifted towards higher software content, and lower sales of systems. The Company experienced increased price competition from its largest competitors for its high-end system sales. As this trend continued, Meridian's revenue growth slowed, while gross margin increased.

         The Company's product sales in early 1995 consisted primarily of DOS-based products, some of which had become non-competitive. Sales began increasing in the second quarter of 1995, primarily due to the commercial release of the Company's Windows-based CD Net PLUS v6.0 and customer response to increased advertising.

         Approximately 93% of the Company's product sales are derived from two-tier distribution sales to distributors and VARs. Two distributors, Ingram Micro, Inc. and TechData Corporation, accounted for 21% and 19%, respectively, of Meridian's 1997 product sales. The loss of any of these customers would have a material adverse effect on the Company's results of operations. For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors - Operating Losses; Fluctuations in Quarterly Operating Results," " - Rapid Technological Change; - Potential for Product Defects" and "
- Emerging Markets; Product Concentration."

OTHER REVENUE. Other revenue totaling $1.9 million in 1995 consisted primarily of a non-recurring sale of OEM software relating to the Company's former network superservers product line.

GROSS MARGIN

         Gross margin decreased from 61% in 1996 to 52% in 1997 due to the price reduction announced in January 1997, lower software sales, and a shift in the Company's system mix to low-end systems. Gross margin on product sales, exclusive of amortization of purchased technology, increased from 48% in 1995 to 61% in 1996. This increase was due to the higher proportion of software sales in the Company's revenue mix in relation to systems sales, site licenses, and increased price/performance ratios for CD ROM drives. The Company's gross margin was 46% in 1995, including amortization of purchased technology of $455,000.

         As a result of the continuing shift in the Company's product sales towards systems with lower price points and continued pricing pressures, Meridian anticipates that gross margins from its CD ROM networking products will decrease in 1998. While final pricing has not been established, the Company anticipates that its new Snap! Server will generate lower margins than its existing CD ROM products.

         For a discussion of certain risks affecting cost of sales and gross margins, see "Risk Factors - Dependence on Third Party Suppliers" and " - Expansion of International Operations; Foreign Currency Fluctuations."

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expense in 1997 was $6.3 million, an increase of approximately $3.0 million over 1996. This increase was due to costs incurred in developing Meridian's new Snap! Server. The Company anticipates that research and development expenses will continue to increase as it completes work on the Snap! Server and begins development on its second generation Snap! Server. Research and development expense in 1996 was $3.3 million, an increase of $0.8 million over 1995. This increase was due to higher payroll and overhead expenses, and the amortization of an advance made to a development stage company ("DSC"). In June of 1997, DSC repaid the advance. This was recorded as a credit against research and development expense. Also included in the Company's research and development expense for 1997 was a $1.0 million charge for the acquisition of technology to be used in the Snap! Server. This charge was offset by the receipt of the proceeds from the advance. Research and development expense consists of salaries and related expenses incurred in the development of the Company's products, as well as expenses related to consultants and prototype material purchased in the development of the Company's new products. For a discussion of certain risks related to research and development, see "Risk Factors - Rapid Technological Change; Potential for Product Defects."

         In February 1998, the Company premiered a prototype of its first non-CD ROM product, the Snap! Server. Meridian's Snap Server attempts to provide superior ease-of-use and installation of any competitive product or competing method for adding storage to PC LAN networks. As such, it must be compatible with all major PC networks operating systems (Microsoft, Novell, and UNIX) and protocols (TCP/IP, IPX, NetBEUI, HTTP, etc.) concurrently. In addition, it must be able to work in mixed network environments with the same ease as in heterogeneous environments. Such compatibility may be difficult, if not impossible to obtain. Failure to achieve such compatibility could have an adverse effect on the market's acceptance of the Snap! Server. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. Meridian's failure to successfully develop and introduce the Snap! Server would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Distributors; - New Product Development; - Rapid Technological Change; Potential for Product Defects; - Competition; Emerging Markets; Product Concentration."

SALES AND MARKETING. Sales and marketing expense consists primarily of payroll and related expenses, including commissions, and advertising related expenses. Sales and marketing expense in 1997 was $11.0 million, an increase of $3.5 million over 1996. This increase was primarily due to higher advertising and related expenditures, increased payroll, and expenses related to marketing studies of the NAS market. As a result of planned expenditures related to the introduction of the Snap! Server, the Company expects that sales and marketing expenses will increase substantially in 1998. The Snap! Server will require a different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market this new product or to continue to market the Company's existing products. Nor can their be any assurance that the Company will successfully develop any such new channels. A failure of the Company's distributors and VARs to successfully market the Company's products, or the failure to develop alternate channels of distribution for the Snap! Server, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Sales and marketing expense was $7.5 million in 1996, an increase of approximately $1.3 million, over 1995. This increase was due to higher payroll and related expenses, and increased advertising and promotional expenses. The increase in advertising and promotional expenses was primarily related to the heightened competitive environment which began in early 1996. Sales and marketing expense was $6.2 in 1995. In the later part of 1995 the Company expanded its marketing efforts, increased its product introduction expenses, and shifted its advertising from vertical niche periodicals to broad industry publications, such as PC Week and LAN Times.

         For a discussion of certain risks relating to sales and marketing, see "Risk Factors - Dependence on Third Party Distributors" and " - Emerging Markets; Product Concentration"; - "New Product Development."

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of payroll and related expenses and occupancy expenses. General and administrative expense was approximately $2.8 million in 1997 and $2.2 million in both 1996 and 1995. The increase between 1997 and 1996 was primarily due to higher payroll expenses and costs incurred with the Company's reincorporation in Delaware. General and administrative expense is expected to increase in 1998 both in absolute dollars and as a percent of sales.

OTHER INCOME AND EXPENSE

INTEREST INCOME AND EXPENSE.

         Interest income increased to $2.0 million in 1997 due to twelve months of interest earnings on funds provided by a public offering of the Company's Common Stock in April 1996. Interest income increased to $1.6 million in 1996 due to a partial year's earnings on the stock proceeds. Interest income was $0.8 million in 1995 due to lower invested balances. Interest income will decrease in the future as the Company expends funds for the development and marketing of its Snap! Server and other products.

INCOME TAXES

         The Company had no tax liability in 1997 due to the net operating loss. The Company's estimated effective tax rate for 1996 and 1995 was approximately 5% and 3% respectively. This rate is lower than the statutory rate due to the utilization of net operating loss carryforwards. The Company's tax liability results primarily from federal and state alternative minimum taxes, as well as state franchise taxes. At December 31, 1997, the Company has a net operating loss carryforward for U.S. federal and state income tax purposes of approximately $21.0 and $7.0 million, respectively, which expire between 1998 and 2012. The net operating loss carryforward includes approximately $8.9 million of tax deductions resulting from the exercise of employee stock options. The tax benefit of this deduction, when realized, will be accounted for as a credit to stockholders' equity rather than as a reduction in the income tax provision. The Company has federal research and development tax credit carryovers of approximately $1.5 million at December 31, 1997, that expire primarily in 2003 through 2012. The Company's net operating losses, tax deductions and credit carryforwards may be limited by changes in ownership as defined under the Internal Revenue Code. Based on the Company's evaluation of the weight of available evidence, it cannot conclude that it is more likely than not that deferred income tax assets will be realized and therefore has provided a full deferred income tax valuation allowance at December 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY

     Meridian's source of liquidity in 1997 was from cash and investments available at December 31, 1996. The Company's negative cash flow from operations in 1997 was principally due to the net operating loss, which included costs related to the development of the Snap! Server, adjusted for noncash depreciation and amortization charges, the amortization of advance for research and development arrangements, and an increase in accrued expenses. These adjustments were partially offset by an increase in inventories. The Company's capital expenditures for 1997 were approximately $0.5 million. Meridian's source of cash flow from operations for 1996 was principally net income from operations adjusted for noncash depreciation and amortization charges and the amortization of advance for research and development arrangements. These were offset by an increase in accounts receivable due to the timing of sales, and a decrease in accounts payable and accrued payroll related expenses. The Company's capital expenditures for 1996 were approximately $0.5 million. The Company's source of cash flow from operations for 1995 was principally net income from operations adjusted for noncash depreciation and amortization charges. These were offset by an increase in accounts receivable due to higher sales, payment of restructuring expenses accrued at December 31, 1994, and a decrease in deferred revenues. The Company's capital expenditures for 1995 were approximately $0.4 million. Also included in cash flows from investing activities in 1995 was $1.8 million for cash released from the restricted escrow account set up as part of the acquisition of MDI.

         The Company's entry into the NAS market will entail the expenditures of substantial funds for the completion of the Snap! Server, implementing a nation-wide marketing campaign, and developing distribution channels for the Snap! Server. These expenditures may be funded by internally generated cash, marketable securities, debt, or additional equity. The sale of additional equity could result in dilution in the equity ownership of the Company's stockholders.

         Meridian believes that success requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies, or develop products in-house which leverage off the Company's experience in networking software and server development. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or additional equity. The sale of additional equity could result in dilution in the equity ownership of the Company's stockholders.

         At December 31, 1997, Meridian's principal source of liquidity consisted of cash and marketable securities totaling $31.9 million and accounts receivable of $2.9 million. The Company believes that its current cash and marketable securities, and accounts receivable will satisfy its working capital and capital expenditure requirements at least through the end of 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Certain information required by this Item is included in Item 6 of Part II of this Report under the heading "Quarterly Financial Data" and is incorporated herein by reference. All other information required by this Item is included on pages 26 to 28 in Item 14 of Part IV of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the Directors of the Company is incorporated by reference from the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1997 (the "1998 Proxy Statement"). Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is incorporated herein by reference from information set forth under the caption "Filing of Reports by Directors and Officers" in the 1998 Proxy Statement.

EXECUTIVE AND OTHER OFFICERS OF THE COMPANY

         The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

EXECUTIVE OFFICERS

NAME                       AGE   POSITION
----                       ---   -----------------------------------------------
Gianluca U. Rattazzi        45   President, Chief Executive Officer and Director
Charles Joseph              47   Executive Vice President, Sales and Marketing
Erik E. Miller              37   Sr. Vice President, Finance and CFO
Shmuel Shottan              46   Sr. Vice President, Engineering and CTO

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

         MR.  JOSEPH  joined the  Company  as Sr.  Vice  President  of Sales and
Marketing in November 1996, and was promoted to Executive vice President in 1997. Prior to joining the Company, Mr. Joseph served as Executive Vice President and General Manager for Trimble Navigation from 1992 through November 1996. Mr. Joseph holds an MA and BA degree in English Literature from Marquette University.

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

OFFICERS

NAME                       AGE   POSITION
----                       ---   -----------------------------------------------
Luciano Dalle Ore           39   Vice President, Advanced Development
Carlo Garbagnati            38   Vice President, Software Development
Trevor Heathorn             39   Vice President, Advanced Software
Kenneth Kuo                 47   Vice President, Manufacturing
Greg Swope                  39   Vice President, Sales

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

     MR. SWOPE joined the Company in November 1995 as Director of OEM Sales. In 1997 he was promoted to Vice President, Sales. From 1988 to 1995 Mr. Swope held various sales and marketing positions with The Santa Cruz Operation, Inc., a UNIX networking software company. Mr. Swope holds a B.S. in Computer Sciences and Business Administration from California State University, Chico.

DISCLOSURE WITH REGARD TO DELINQUENT FILINGS

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports of ownership with the SEC and with the National Association of Securities Dealers. Such officers, directors and stockholders are also required by SEC rules to provide the Company with copies of all Section 16(a) forms that they file. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, during the period from January 1, 1997 to December 31, 1997, its executive officers, directors and ten percent stockholders filed all required Section 16(a) reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

         Information   regarding  executive   compensation  is  incorporated  by
reference from the information set forth under the caption "Executive Officer Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption "Record Date and Share Ownership" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated by reference from the information set forth under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

       (a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS. The following financial statements of the Company and the Report of Independent Accountants, are included in Part IV of this report on the pages indicated.
   Report of Independent Accountants....................................      29
   Balance Sheets as of December 31, 1997 and 1996......................      30
   Statements of Operations for the years ended December 31, 1997,
   1996, and 1995.......................................................      31
   Statements of Stockholders' Equity for the years ended December 31,
   1997, 1996, and 1995.................................................      32
   Statements of Cash Flows for the years ended December 31, 1997,
   1996, and 1995.......................................................      33
   Notes to Financial Statements........................................      34

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of the Company as of and for the years ended December 31, 1997, 1996 and 1995, and the Report of Independent Accountants on Financial Statement Schedule (page 45) are included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the Company.

   SCHEDULES    TITLE
      II        Valuation and Qualifying Accounts.......................      46
                Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3. EXHIBITS (in accordance with Item 601 of Regulation S-K).
  (a)
    2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
    2.2 Agreement and Plan of Merger between Meridian Data, Inc., a California corporation, and Meridian Data, Inc., a Delaware corporation, dated May 29,1997 previously filed as Exhibit 2.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
    3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
    3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference..
    4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.
    4.2 Fourth Article of Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation (see Exhibit 3.1)
    9.1 Stockholders Agreement, dated as of June 1, 1992, among IBM Corporation, Parallan Computer, Inc. and certain stockholders of Parallan Computer,Inc. previously filed as Exhibit 9.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.1 Form of Indemnification Agreement by and among Meridian Data, Inc., a Delaware corporation, and its directors and officers previously filed as Exhibit 10.1B to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
   10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
   10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
   10.6 Registration Rights Agreement between the Registrant and certain of the Registrant's stockholders previously filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.7 Custodial Agreement dated as of May 12, 1992 between Parallan Computer, Inc., IBM Corporation and File-PROTEK, Inc. previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.8 Share Purchase Agreement dated as of May 15, 1992 between Parallan Computer, Inc., and IBM Corporation, as amended, previously filed as
          Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.11 Secured Loan Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Credit Corporation previously filed as Exhibit
          10.11 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.13 Master Equipment Lease dated as of June 29, 1990 between Parallan Computer, Inc. and Western Technology Investment previously filed as
          Exhibit 10.13 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.14 Master Equipment Lease dated as of January 15, 1993 between Parallan Computer, Inc. and Phoenix Leasing Incorporated previously filed as
          Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation.
   10.16 Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
   10.17 Stock Option Assignment and Exercise Agreement between the Registrant, International Business Machines Corporation and certain stockholders of the Registrant dated March 6, 1996 previously filed as Exhibit
          10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
   10.18 Meridian Data, Inc. 1995 Director Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No, 333-2622) and incorporated herein by reference.
   10.19 Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.19 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
   16.1   Letter  regarding  change in accountants  previously  filed as Exhibit
          16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
   27     Financial Data Schedule                                             47

  (b) Reports on Form 8-K.

                 None

  (c)  Exhibits.

                 See Item 14(a)3 above.

  (d)  Financial Statement Schedule.

                 See Item 14(a)2 above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Meridian Data, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Meridian Data, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 30, 1998

                               MERIDIAN DATA, INC.
                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                    December 31,
                                               1997             1996
ASSETS                                       ------           ------
Current assets:
     Cash and cash equivalents              $15,167          $24,809
     Marketable securities                   16,722           14,340
     Accounts receivable (net of allowance
        for returns and doubtful accounts
        of $543 and $512, respectively)       2,949            2,991
     Inventories                              1,795            1,311
     Other assets                               128              324
                                             ------           ------
         Total current assets                36,761           43,775

Property and equipment at cost,
   less accumulated depreciation                714              653
Other assets                                     16              817
                                             ------           ------
                                            $37,491          $45,245
                                             ======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                       $ 2,371          $ 1,632
     Accrued payroll and related expenses     1,787              686
     Accrued advertising and promotion        1,353              506
     Other accrued liabilities                1,895            1,191
                                             ------           ------
         Total current liabilities            7,406            4,015
                                             ------           ------

Commitments (Note 4)

Stockholders' equity:
     Preferred stock, $0.001 par value,
         5,000 shares authorized, and
         no shares outstanding                   --               --
     Common stock, $0.001 par value,
         35,000 shares authorized,
         8,785 and 9,590 shares issued
         and outstanding                          9           69,578
     Additional paid-in capital              66,207               --
     Unrealized gains on marketable
         securities                              --                5
     Accumulated deficit                    (36,131)         (28,353)
                                             ------           ------
         Total stockholders' equity          30,085           41,230
                                             ------           ------
                                            $37,491          $45,245
                                             ======           ======

The accompanying notes are an integral part of these financial statements.

                              MERIDIAN DATA, INC.
                            STATEMENTS OF OPERATIONS

                                 YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------
 (In thousands, except per share data)     1997        1996        1995
-----------------------------------------------------------------------
Revenues:
     Product sales                      $19,968     $26,116     $23,426
     Other revenue                           --          --       1,869
                                         ------      ------      ------
         Total revenues                  19,968      26,116      25,295
                                         ------      ------      ------
Costs and expenses:
     Cost of product sales                9,570      10,162      12,605
     Research and development             6,340       3,315       2,474
     Sales and marketing                 10,980       7,520       6,238
     General and administrative           2,850       2,210       2,170
                                         ------      ------      ------
         Total costs and expenses        29,740      23,207      23,487
                                         ------      ------      ------
Income (loss) from operations            (9,772)      2,909       1,808
Interest income                           1,994       1,590         776
                                         ------      ------      ------
Income (loss) before income taxes        (7,778)      4,499       2,584
Provision for income taxes                   --        (225)        (84)
                                         ------      ------      ------
Net income (loss)                       $(7,778)    $ 4,274     $ 2,500
                                         ======      ======      ======

Net income (loss) per share:
         Basic                          $ (0.86)    $  0.47     $  0.32
                                         ======      ======      ======
         Diluted                        $ (0.86)    $  0.44     $  0.30
                                         ======      ======      ======

Weighted average common shares
     and equivalents:
         Basic                            9,061       9,066       7,835
                                         ======      ======      ======
         Diluted                          9,061       9,686       8,296
                                         ======      ======      ======

The accompanying notes are an integral part of these financial statements.

                              MERIDIAN DATA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                                   Additional  Unrealized                        Total
                                 Common Stock      Paid-in     gains (losses)    Accumulated     Stockholders'
                               Shares    Amount    Capital     on investments    Deficit         Equity
Balance at December 31, 1994..  7,506   $46,620    $    --     $ (48)            $(35,127)       $11,445
Common stock issued
   under stock plans..........    473       587         --        --                   --            587
Compensation expense related
   to stock options issued
   below market ..............     --        30         --        --                   --             30
Net unrealized gains on
   investments................     --        --         --        54                   --             54
Options exchanged in
   connection with the
   acquisition of MDI.........     --     1,757         --        --                   --          1,757
Net income....................     --        --         --        --                2,500          2,500
                               -------------------------------------------------------------------------
Balance at December 31, 1995..  7,979    48,994         --         6              (32,627)        16,373
Common stock issued under
   stock plans................    259       978         --        --                   --            978
Compensation expense related
   to stock options issued
   below market...............     --        36         --        --                   --             36
Unrealized losses on
   investments................     --        --         --        (1)                  --             (1)
Common Stock issued in a
   Public Offering, net of
   issuance expenses..........  2,645     36,841        --        --                   --         36,841
Common Stock repurchased...... (1,293)   (17,271)       --        --                   --        (17,271)
Net income....................     --         --        --        --                4,274          4,274
                              --------------------------------------------------------------------------
Balance at December 31, 1996..  9,590     69,578        --         5              (28,353)        41,230
Reincorporation in Delaware...     --    (69,568)   69,568        --                   --             --
Common stock issued under
   stock plans................    223        --        598        --                   --            598
Compensation expense related
   to stock options issued
   below market...............     --        --          6        --                   --              6
Unrealized losses on
   investments................     --        --         --        (5)                  --             (5)
Common Stock repurchased...... (1,028)       (1)    (3,965)       --                   --         (3,966)
Net loss......................     --        --         --        --               (7,778)        (7,778)
                              --------------------------------------------------------------------------
Balance at December 31, 1997..  8,785     $   9     66,207     $  --             $(36,131)       $30,085
                              ==========================================================================
The accompanying notes are an integral part of these financial statements.

                              MERIDIAN DATA, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                      Year ended December 31,
                                                    1997        1996       1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                            $ (7,778)   $  4,274    $ 2,500
   Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities:
      Compensation expense related to stock
           options issued below market value           6          36         30
      Depreciation and amortization                  474         401        685
      Amortization of advance for research and
           development arrangements                  800         200         --
      Changes in assets and liabilities:
         Accounts receivable                          42        (219)      (801)
         Inventories                                (484)       (193)        75
         Other assets                                197        (199)         7
         Advance for research and development
            arrangement                               --      (1,000)        --
         Accounts payable                            739        (787)       508
         Accrued payroll and related expenses      1,101        (756)       411
         Accrued advertising and promotion           847          76        (79)
         Other accrued liabilities                   704        (398)    (1,515)
                                                 -------     -------     ------
            Net cash provided by (used in)
               operating activities               (3,352)      1,435      1,821
                                                 -------     -------     ------
Cash flows from investing activities:
     Purchases of property and equipment            (535)       (485)      (404)
     Restricted cash released from restricted
        escrow account                                --          --      1,825
     Redemption of marketable securities          37,547      11,978      5,115
     Additions to marketable securities          (39,934     (20,419)    (5,884)
                                                 -------     -------     ------
           Net cash provided by (used in)
              investing activities                (2,922)     (8,926)       652
                                                 -------     -------     ------
Cash flows from financing activities:
     Repurchase of Common Stock                   (3,966)    (17,271)        --
     Issuance of Common Stock, net                    --      36,841         --
     Issuance of Common Stock related to
        stock plans                                  598         978        587
                                                 -------     -------     ------
           Net cash provided by (used in)
              financing activities                (3,368)     20,548        587
                                                 -------     -------     ------
Net (decrease) increase in cash and
     cash equivalents                             (9,642)     13,057      3,060
Cash and cash equivalents at beginning of year    24,809      11,752      8,692
                                                 -------     -------     ------
Cash and cash equivalents at end of year        $ 15,167    $ 24,809    $11,752
                                                 =======     =======     ======
Supplemental disclosure of cash
   flow information:
        Cash paid during the year for:
                  Interest                      $      8    $     18    $    20
                  Taxes                               32         126         32

The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
         NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
                              1997, 1996, AND 1995

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

NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

         Cash equivalents consist of highly liquid investment instruments purchased with original maturities of three months or less. The carrying value of cash and cash equivalents approximates their estimated fair market value. At December 31, 1997 and 1996, the Company's marketable securities, consisting primarily of government and corporate bonds, certificates of deposit and commercial paper, are classified as available for sale and are reported at fair market value based on quoted market prices, which approximates cost.
Any unrealized gains or losses recorded as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of unsecured accounts receivable and investments in government and high grade corporate bonds, certificates of deposit, and commercial paper. The Company places its cash primarily in investment accounts under professional management. The Company's investment policy limits the amount of credit exposure to any one issuer. The Company's investment policy also attempts to limit interest rate risk by restricting any concentration of maturities. Meridian's accounts receivable are primarily derived from sales to distributors and value added resellers (VARs) in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts based upon the expected collectibility of all accounts receivable and has not experienced material losses to date. At December 31, 1997 and 1996, two customers accounted for 44% and five customers accounted for 50%, respectively, of the Company's gross accounts receivable.

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

         During 1997, two customers, consisting of two large distributors, accounted for 21% and 19% of Meridian's 1997 product sales. During 1996, two customers, consisting of two large distributors accounted for 25% and 18% of the company's 1996 product sales. During 1995, three customers, consisting of two large distributors and one VAR of electronic hardware and software in the United States, accounted for 19%, 13%, and 9% of Meridian's 1995 product sales. Export sales in 1997, 1996, and 1995 were $2.6 million, $3.6 million, and $2.5 million respectively, primarily to the Pacific Rim, Europe and South America.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") during the year ended December 31, 1997 and retroactively restated all prior periods under SFAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares during the period. Potential common shares consist of the incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. Options to purchase 2,007,310 shares of common stock at prices ranging from $0.03 to $15.13 per share were outstanding during the year ended December 31, 1997 but were not included in the computation of diluted EPS because the options would have been antidilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 will be effective for the year ending December 31, 1998. Management does not anticipate a material impact on the financial statements from the adoption of SFAS 131.

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The disclosures prescribed by SFAS 130 will be effective for the year ending December 31, 1998. Management does not anticipate a material impact of the financial statements from the adoption of SFAS 130.

NOTE 3 _ BALANCE SHEET DETAIL (IN THOUSANDS):


                                                     DECEMBER 31,
                                                   1997        1996
Marketable securities:                          -------      ------
 United States government and agencies...      $  4,862    $  2,696
 Corporate...............................        24,735      28,936
 Other...................................         1,962       6,328
                                                -------     -------
                                                 31,559      37,960
 Less securities classified as cash
    equivalents..........................       (14,837)    (23,620)
                                                -------     -------
                                               $ 16,722    $ 14,340
                                                =======     =======
Inventories:
      Raw materials and purchased parts...     $  1,390    $    885
      Work in process.....................          405         426
                                                -------     -------
                                               $  1,795    $  1,311
                                                =======     =======
Property and equipment:
      Computers and purchased software....     $  1,459    $    953
      Machinery and equipment.............          190         167
      Furniture and fixtures..............          144         181
      Leasehold improvements..............           69          26
                                                -------     -------
                                                  1,862       1,327
      Less accumulated depreciation and
      amortization........................       (1,148)       (674)
                                                -------     -------
                                               $    714    $    653
                                                =======     =======

NOTE 4 _ COMMITMENTS:

         The Company rents its offices, manufacturing, and research facilities under noncancelable operating leases which expire in 1997 through 1999. The Company's lease agreement requires that the Company pay certain other expenses such as property taxes, insurance, and common area maintenance. Rent expense for all operating leases was $0.5 million, $0.4 million, and $0.4 million for 1997, 1996, and 1995, respectively. Future minimum lease payments due under noncancelable operating leases at December 31, 1997 are as follows (in thousands):

     YEAR ENDING:              OPERATING LEASES
     ------------              ----------------
     1998......................           $ 337
     1999......................             337
                                           ----
     Total minimum lease
     payments..................           $ 674
                                           ====

NOTE 5 _ RESEARCH AND DEVELOPMENT ARRANGEMENT:

         In November 1996, the Company entered into an agreement with a development stage company ("DSC") to partially fund the development of a media independent software search technology. As envisioned, the product would allow searches of textual, audio, and video data stored on corporate intranets, the Internet, or such possible future media such as digital video disc's ("DVD's"). As part of this agreement, Meridian loaned $1 million (the "Loan") to DSC at an annual rate of 5.96%, due in August of 1997, which was recorded in other assets. In the fourth quarter of 1996, the Company reduced the carrying value of this Loan by $0.2 million, which represented Meridian's estimate of the realizability of the Loan at December 31, 1996. At March 31, 1997, the carrying value of the Loan was reduced by an additional $0.8 million due to uncertainty regarding the realizability of the Loan. These charges were recorded as research and development expense. The Loan was repaid in full by DSC in June of 1997. This was recorded as a credit against research and development expense.

         In May 1997 the Company purchased a software technology license for $1 million. The cost of the acquired technology was charged against research and development expense during the second quarter of 1997.

NOTE 6 _ STOCKHOLDERS EQUITY:

STOCK OPTION PLANS

     The Company has reserved 3,725,642 shares of Common Stock for issuance under the Company's various stock option plans (the "Plans"). The options granted may be either incentive stock options to employees or nonstatutory stock options to employees or consultants, at the discretion of the Board of Directors. The Board also has the discretion to grant to employees and consultants stock purchase rights for shares of stock reserved for issuance under the Plans. Terms and conditions of stock options and stock purchase rights are set by the Board of Directors.

         Stock options granted to date generally become exercisable at the rate of 25% per year. Shares purchased under stock purchase rights are subject to repurchase by the Company. The Company's right of repurchase expires ratably, subject to continued employment, over a four year period. To date, no stock purchase rights have been granted.

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

         Stock option activity under the above Plans for years 1997, 1996, and 1995, is as follows:

                                                               OPTIONS OUTSTANDING
                                                     ---------------------------------------
                                           SHARES                 WEIGHTED
                                        AVAILABLE                  AVERAGE
                                        FOR GRANT       SHARES       PRICE       PRICE RANGE
                                       ----------    ---------    --------    --------------
Balance at December 31, 1994..........     40,770    1,254,923       $2.53    $0.03 - $ 7.50
 1995 Director Option Plan............    100,000           --         n/a
 Increase in 1988 Plan................    500,000           --         n/a
 Options granted......................   (658,600)     658,600       $5.09    $4.00 - $10.00
 Options canceled.....................    153,200     (153,200)      $3.46    $1.18 - $ 7.50
 Options exercised....................         --     (439,764)      $1.06    $0.03 - $ 6.13
 Options expired......................    (65,114)          --       $1.18    $1.18 - $ 7.50
                                         --------    ---------
Balance at December 31, 1995..........     70,256    1,320,559       $4.25    $0.03 - $10.00
 Increase in 1988 Plan................    300,000           --         n/a
 Options granted......................   (401,600)     401,600       $8.69    $7.25 - $15.13
 Options canceled.....................    173,389     (173,389)      $7.20    $1.18 - $15.13
 Options exercised....................         --     (214,819)      $3.09    $0.03 - $ 8.50
 Options expired......................    (33,592)          --       $1.18    $1.18 - $ 1.18
                                         --------    ---------
Balance at December 31, 1996..........    108,453    1,333,951       $5.45    $0.03 - $15.13
 1997 Stock Option Plan...............    900,000           --         n/a
 Options granted...................... (1,260,584)   1,260,584       $3.51    $3.38 - $ 5.00
 Options canceled.....................    471,703     (471,703)      $7.19    $1.18 - $11.38
 Options exercised....................         --     (115,522)      $4.55    $3.69 - $ 7.44
 Options expired......................     (2,911)          --       $1.18    $1.18 - $ 1.18
                                         --------    ---------
Balance at December 31, 1997..........    216,661    2,007,310       $4.00    $0.03 - $15.13
                                          =======    =========

                                                      WEIGHTED
                                                       AVERAGE
                                            SHARES       PRICE       PRICE RANGE
                                           -------    --------    --------------
Options exercisable at December 31, 1997   776,927       $4.37    $0.03 - $15.13

         On April 23, 1997, the Compensation Committee of the Board of Directors approved an offer to all employees permitting an election to amend options with exercise prices in excess of $3.38 to change the exercise price to the fair market value of the Company's common stock on that date, which was $3.38 subject to a new vesting schedule. Options for the purchase of a total of 366,184 shares were canceled and re-granted.

1992 EMPLOYEE STOCK PURCHASE PLAN

         In October 1992, the Company adopted the 1992 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of their base compensation plus commission, at a price per share equal to 85% of the fair market value as of the first day or the last day, whichever is lower, of each six-month offering period under the Purchase Plan. The offering periods commence on May 1 and November 1. The Company has reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. At December 31, 1997, 221,133 shares of Common Stock had been issued under the Purchase Plan, and 78,867 shares remain available for future issuance under the Purchase Plan.

STOCK COMPENSATION

         The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation " which established a fair value based method of accounting for employee stock option plans. The Company elected to adopt the disclosure method of FAS 123. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's pro forma net income (loss) and pro forma diluted net income (loss) per share would have been as follows: (in thousands):

                                                    1997         1996
                                                  ------        -----
         Net income (loss):
              As reported                        $(7,778)      $4,274
                                                  ======        =====
              Pro forma                          $(9,210)      $3,246
                                                  ======        =====
         Diluted net income (loss) per share:
              As reported                        $ (0.86)      $ 0.44
                                                  ======        =====
              Pro forma                          $ (1.02)      $ 0.34
                                                  ======        =====

         The fair value of stock options and stock purchase plan rights was determined using the Black-Sholes option pricing model incorporating the following range of assumptions in the calculations:

                                         STOCK OPTIONS     STOCK PURCHASE PLAN
                                         -------------     -------------------
     Expected life                          4.51 years               0.5 years
     Interest rate at date of grant       6.0% to 6.7%            5.2% to 5.5%
     Volatility at date of grant                   95%             64% to  98%
     Dividend yield                                 0%                      0%

         The  following   table   summarizes   information   about  all  options
outstanding as December 31, 1997:

                               Options Outstanding                    Options Exercisable
                  --------------------------------------------     -------------------------
                                      Weighted Average
   Range of                    -------------------------------              Weighted Average
Exercise prices      Number    Remaining Life   Exercise Price      Number    Exercise price
---------------   ---------    -------------------------------     -------  ----------------
 $0.03 - $ 1.18     121,381         4.8 years           $ 0.47     121,381            $ 0.47
 $3.38 - $ 4.56   1,367,919         8.9    "            $ 3.51     317,883            $ 3.73
 $5.00 - $ 6.50     481,660         7.1    "            $ 5.75     305,308            $ 5.88
 $7.50 - $15.13      36,350         6.9    "            $10.85      32,355            $11.12
                  ---------    --------------           ------     -------            ------
 $0.03 - $15.13   2,007,310         8.2 years           $ 4.00     776,927            $ 4.37
                  =========    ==============           ======     =======            ======

         Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

PREFERRED SHARE PURCHASE RIGHTS

         At December 31, 1997, there were outstanding 8,784,715 rights to purchase Series A Participating Preferred Stock ("Preferred Stock"). The rights were issued as a dividend on August 25, 1997 to stockholders of record as of the close of business on that date. Each right entitles the holder to purchase from the Company a unit (one one-thousandth) of Preferred Stock at $30 per unit subject to adjustment. The rights are not exercisable or transferable apart from the common stock until 10 days after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each right will entitle the holder, under certain circumstances (acquiring person becomes the beneficial owner of 15% or more of the Company's common shares outstanding, merger or sale of 50% or more of the Company's consolidated assets), to acquire, at half the value, common stock of the Company or common stock of the acquiring person. The rights expire August 11, 2007 and are redeemable prior to the time an acquiring person acquires 15% or more of the Company's common stock at one cent per right. At December 31, 1997, 5,000,000 shares of Preferred Stock were authorized but unissued and were reserved for issuance upon exercise of the rights.

NOTE 7 _ FEDERAL AND STATE INCOME TAXES:

     The provision for income taxes in 1997, 1996, and 1995 was as follows (in thousands):

                        YEARS ENDED DECEMBER 31,
                       1997      1996      1995
                       ----      ----      ----
Federal:
 Current............   $ --      $167      $ 62
 Deferred...........     --        --        --
                       ----      ----      ----
                         --       167        62
State:
 Current............     --        58        22
 Deferred...........     --        --        --
                       ----      ----      ----
                         --        58        22
                       ----      ----      ----
                       $ --      $225      $ 84
                       ====      ====      ====

         Deferred tax assets at December 31, 1997 and 1996, consist of the following (in thousands):
                                                        DECEMBER 31,
                                                       1997         1996
Deferred tax assets:
 Federal and state loss carryforwards.........     $  7,200      $ 4,850
 Tax credit carryforwards.....................        1,484        1,417
 Inventory reserves and basis differences.....          396          294
 Depreciation and amortization................          (75)         154
 Other........................................        1,995        1,384
                                                    -------       ------
                                                     11,000        8,099
 Deferred tax asset valuation allowance.......      (11,000)      (8,099)
                                                    -------       ------
Total net deferred tax assets.................     $     --      $    --
                                                    =======       ======


     Following is a reconciliation of the effective income tax rates from operations and the statutory federal income tax rate:

                                                      YEARS ENDED DECEMBER 31,
                                                    1997        1996      1995
                                                    ----        ----      ----
Statutory federal income tax rate.................   (35)%        35 %      35 %
State income taxes, net of federal benefit........    --           6         6
Current year loss not benefited...................    35          --        --
Other.............................................    --          (1)       --
Change in valuation allowance.....................    --         (35)      (38)
                                                    ----        ----      ----
Effective tax rate................................    -- %         5 %       3 %
                                                    ====        ====      ====

         At December 31, 1997, the Company has a net operating loss carryforward for U.S. federal and state income tax purposes of approximately $21.0 and $7.0 million, respectively, which expire between 1998 and 2012. The net operating loss carryforward includes approximately $8.9 million of tax deductions resulting from the exercise of employee stock options. The tax benefit of this deduction, when realized, will be accounted for as a credit to stockholders' equity rather than as a reduction in the income tax provision. The Company has federal research and development tax credit carryovers of approximately $1.5 million at December 31, 1997, that expire in 2003 through 2012. The Company's net operating losses, tax deductions and credit carryforwards may be limited by changes in ownership as defined under the Internal Revenue Code. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at December 31, 1997.

NOTE 8 _ RELATED PARTY TRANSACTIONS:

         In connection with the Company's stock offering on April 30, 1996, Meridian entered into an agreement to acquire and exercise an option held by IBM to purchase 1,229,932 shares of outstanding Common Stock from certain stockholders of the Company, including Bass Associates, an original investor in the Company. Pursuant to the closing of the offering, Meridian exercised the option and acquired 1,229,932 shares of Common Stock, including 66,544 shares from Bass Associates, for $11.396 per share. Dr. Bass, General Partner of Bass Associates and Chairman of the Board of Meridian Data, Inc., disclaims beneficial ownership of the shares held by Bass Associates, except to the extent of his proportional interest therein. The shares acquired were immediately retired.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MERIDIAN DATA, INC.

Date:  March 10, 1998       /s/ GIANLUCA U. RATTAZZI
                                Gianluca U. Rattazzi,
                                President, Chief Executive Officer, and Director

Date:  March 10, 1998       /s/ ERIK E. MILLER
                                Erik E. Miller,
                                Sr. Vice-President, Finance, and
                                Chief Financial Officer

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

SIGNATURE                    TITLE                                DATE
---------                    ----------------------------------   --------------
/s/ CHARLIE BASS             Chairman of the Board                March 10, 1998
------------------------
   (Charlie Bass)

/s/ GIANLUCA RATTAZZI        President, Chief Executive Officer   March 10, 1998
------------------------     and Director
   (Gianluca Rattazzi)

/s/ ERIK E. MILLER           Sr. Vice-President, Finance, Chief   March 10, 1998
------------------------     Financial Officer (Principal
   (Erik E. Miller)          Financial and Accounting Officer)

/s/ PETER R. JOHNSON         Director                             March 10, 1998
------------------------
    (Peter R. Johnson)

/s/ MARIO ROSATI             Director                             March 10, 1998
------------------------
   (Mario Rosati)

/s/ PIERLUIGI ZAPPACOSTA     Director                             March 10, 1998
------------------------
   (Pierluigi Zappacosta)

                               MERIDIAN DATA, INC.
                                INDEX TO EXHIBITS

EXHIBIT     ITEM                                                       PAGE
-------     ----------------------------------                         ----
     23     Consent of Independent Accountants.........................  44
     24     Power of attorney..........................................  42

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-62084, 33-89162, and 333-3934) of Meridian Data, Inc. of our report dated January 30, 1998 appearing in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, appearing in this Form 10-K.

PRICE WATERHOUSE LLP
San Jose, California
March 10, 1997

                 REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
                               STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Meridian Data, Inc.

Our audits of the financial statements of Meridian Data, Inc. referred to in our report dated January 30, 1998, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP
San Jose, California
January 30, 1998

                                                                     SCHEDULE II

                               MERIDIAN DATA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                    BALANCE AT  CHARGED TO    CHARGED    BALANCE
                                  BEGINNING OF   COSTS AND    AGAINST     AT END
                                          YEAR    EXPENSES   RESERVES    OF YEAR
DECEMBER 31, 1995
 Inventory Reserves..................     $841      $   --    $  (223)      $618
 Allowance for Doubtful Accounts.....      200          --         --        200
 Sales Returns and Allowances........      660       2,214     (2,304)       570

DECEMBER 31, 1996
 Inventory Reserves..................     $618      $   57    $    --       $675
 Allowance for Doubtful Accounts.....      200          --        (14)       186
 Sales Returns and Allowances........      570       1,570     (1,814)       326

DECEMBER 31, 1997
 Inventory Reserves..................     $675      $  643     $ (703)      $615
 Allowance for Doubtful Accounts.....      186          50         --        236
 Sales Returns and Allowances........      326       2,598     (2,617)       307