Form 10-Q
period 1998-03-31
MERIDIAN DATA INC
filed 1998-05-13
CIK 864568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number  0-21200

                               MERIDIAN DATA, INC.
             (Exact name of registrant as specified in its charter)

          California                                        77-0188708
-------------------------------                             ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


5615 Scotts Valley Drive, California                        95066
------------------------------------                        -----
(Address of principal executive office)                   (Zip Code)

                               (408) 438-3100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No .

The number of shares of Common Stock, no par value, outstanding on May 11, 1998, was 8,850,153.



Exhibit index on page 20.                                          Page 1 of 33.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MERIDIAN DATA, INC.
BALANCE SHEETS                                          March 31,   December 31,
(in thousands, except per share data                        1998           1997
--------------------------------------------------------------------------------
ASSETS                                                (unaudited)
Current assets:
     Cash and cash equivalents                           $17,533        $15,167
     Marketable securities                                12,012         16,722
     Accounts receivable (net of allowance
        for returns and doubtful accounts of $393
        and $543, respectively)                            2,000          2,949
     Inventories                                           2,003          1,795
     Other assets                                            159            128
                                                         -------        -------
         Total current assets                             33,707         36,761

Property and equipment at cost,
   less accumulated depreciation                             674            714
Other assets                                                  15             16
                                                         -------        -------
                                                         $34,396        $37,491
                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $ 1,606        $ 2,371
     Accrued payroll and related expenses                  1,867          1,787
     Accrued advertising and promotion                     1,181          1,353
     Other accrued liabilities                             1,862          1,895
                                                         -------        -------
         Total current liabilities                         6,516          7,406
                                                         -------        -------

Stockholders' equity:
     Preferred stock, $0.001 par value, 5,000 shares
         authorized, and no shares outstanding                --             --
     Common stock, $0.001 par value, 35,000 shares
         authorized, 8,802 and 8,785 shares issued
         and outstanding                                       9              9
     Additional paid-in capital                           66,228         66,207
     Accumulated deficit                                 (38,357)       (36,131)
                                                         -------        -------
         Total stockholders' equity                       27,880         30,085
                                                         -------        -------
                                                         $34,396        $37,491
                                                         =======        =======

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF OPERATIONS                            Three months ended March 31,
(In thousands, except per share data)                      1998            1997
-------------------------------------------------------------------------------
Revenues:
     Product sales                                      $ 3,323         $ 3,009

Costs and expenses:
     Cost of product sales                                1,753           1,728
     Research and development                             1,639           1,853
     Sales and marketing                                  1,915           2,292
     General and administrative                             644             952
                                                         ------          ------
         Total costs and expenses                         5,951           6,825
                                                         ------          ------
Loss from operations                                     (2,628)         (3,816)
Interest income, net                                        402             517
                                                         ------          ------
Loss before income taxes                                 (2,226)         (3,299)
                                                         ------          ------
Net loss                                                $(2,226)       $ (3,299)
                                                         ======          ======
Net loss per share:
         Basic                                          $ (0.25)       $ ( 0.34)
                                                         ======          ======
         Diluted                                        $ (0.25)       $ ( 0.34)
                                                         ======          ======
Weighted average common shares and equivalents:
         Basic                                            8,797           9,609
                                                         ======          ======
         Diluted                                          8,797           9,609
                                                         ======          ======
The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS                            Three months ended March 31,
(In thousands)                                               1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                               $(2,226)      $(3,299)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Compensation expense related to stock options
         issued below market value                             --             6
      Depreciation and amortization                           121           127
      Amortization of advance for research and
         development arrangements                              --           800
   Changes in assets and liabilities:
         Accounts receivable                                  949         1,487
         Inventories                                         (208)          (16)
         Other assets                                         (30)          270
         Accounts payable                                    (765)          363
         Accrued payroll and related expenses                  80           396
         Accrued advertising and promotion                   (172)           --
         Other accrued liabilities                            (33)          288
                                                           ------        ------
   Net cash provided by (used in) operating activities     (2,284)          422
                                                           ------        ------
Cash flows from investing activities:
   Purchases of property and equipment                        (81)         (102)
   Redemption of marketable securities                     29,321         6,998
   Additions to marketable securities                     (24,611)      (11,851)
                                                           ------        ------
   Net cash provided by (used in) investing activities      4,629        (4,955)
                                                           ------        ------
Cash flows from financing activities:
   Issuance of Common Stock related to stock plans             21            72
                                                           ------        ------
   Net cash provided by financing activities                   21            72
                                                           ------        ------
Net increase (decrease) in cash and cash equivalents        2,366        (4,461)
Cash and cash equivalents at beginning of year             15,167        24,809
                                                           ------        ------
Cash and cash equivalents at end of period                $17,533       $20,348
                                                           ======        ======
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                          $    10       $     8
        Taxes                                                  28            32

The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
          For The Three Months Ended March 31, 1998, and March 31, 1997

NOTE 1. GENERAL

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto, for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K. Results for the interim period are not necessarily indicative of the results for the entire year.

NOTE 2.  INCOME TAXES

The Company made no provision for income taxes in the first quarters of 1997 and 1998 due to the net operating losses. Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at March 31, 1998.

NOTE 3.  INVENTORIES CONSIST OF THE FOLLOWING (IN THOUSANDS):

                          March 31, 1998       December 31, 1997
                          --------------       -----------------
                              (unaudited)
         Raw materials            $1,301                  $1,390
         Work-in-progress            702                     405
                                   -----                   -----
                                  $2,003                  $1,795
                                   =====                   =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
         Prior to 1995, the Company (then known as Parallan Computer, Inc.) developed and supported high performance network superservers. During 1994, the Company exited its prior business and product line, which had generated substantial losses. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. Since the acquisition, the Company has been engaged in the business of developing CD ROM/DVD software products and selling CD ROM/DVD networking software both separately and integrated with CD ROM/DVD network servers.

         In order to bring its skills and expertise in networking systems and channel distribution to a larger market, Meridian embarked on the development of its first non-CD ROM/DVD networking system in late 1996. On March 30, 1998, the Company announced its Snap! Server, The Snap! Server is a protocol-independent, plug and play network-attached storage ("NAS") device targeted for the PC-LAN environment. The Company believes that the Snap! Server provides superior ease-of-use and installation over competing products or methods for adding storage capacity to PC LAN networks. According to Peripheral Concepts, Inc., an independent market research firm, the market for NAS was approximately $800 million in 1997 and is projected to grow to $1.2 billion in 1998. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. The Snap! Server will require different marketing, sales and distribution strategies than those for the Company's current CD ROM/DVD products. There can be no assurance that the Company's distributors, value-added resellers ("VARs"), or retailers will choose or be able to effectively market this new product or that the Company will be successful in developing alternate channels of distribution. Nor can there be any assurance that the Snap! Server will be a commercial success. The failure of the Company's distributors, VARs, and retailers to successfully market the Company's new products, the Company's failure to develop new channels of distribution, or the failure to obtain market acceptance for the Snap! Server would have a material adverse effect on the Company's business, financial condition and results of operations.

         Because the Company generally ships its products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors such as: price and other forms of competition; seasonality; the introduction of new products by the Company's competitors; market acceptance of new products; mix of software and systems sales; adoption of new technologies and standards, the long and complex sales cycle for site licenses; the timing of site license revenue; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end-user demand for its products due to the sale of products through distributors and VARs.

         In 1997, identifiable sales to federal governmental agencies accounted for approximately 14% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly and annual results of operations would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly and annual results of operations would be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

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

RESULTS OF OPERATIONS

REVENUES

PRODUCT SALES

         Product sales increased from $3.0 million in the first quarter of 1997 to $3.3 million in the first quarter of 1998, an increase of 10%. This increase was due to the higher sales of its low-end Universal server. The Company began shipping the Snap! Server in early May. To encourage customers to adopt Snap! Server technology, Meridian is offering a 30-day money-back guarantee. Due to this guarantee and the Company's multi-layer distribution channel for the Snap! Server, Meridian will not recognize revenue upon shipment of Snap! Servers. To date, the Company does not have a material backlog of orders for the Snap! Server. The Company anticipates that in the future it will generally ship its Snap! Server within a short period after receipt of an order. As such, Meridian typically will not have a material backlog of unfilled orders. The markets for the Company's products are extremely competitive, and the Company expects that competition will continue to increase as existing competitors consolidate, change and expand their product offerings.

         For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors-Operating losses; Fluctuations in Quarterly Operating Results," "-Rapid Technological Change; -Potential for Product Defects" and "-Emerging Markets; Product Concentration."

GROSS MARGIN

         The Company's gross margin increased from 43% in the first quarter of 1997 to 47% for the comparable period of 1998. The increase in gross margin percentage was due to higher sales of Meridian's CD ROM/DVD networking products against fixed manufacturing expenses.

         As a result of the continuing shift in the Company's product sales towards systems with lower price points and continued pricing pressures, Meridian anticipates that gross margins from its CD ROM/DVD networking products will decrease in 1998. The Company expects that the Snap! Server will generate gross margins lower than its existing CD ROM/DVD products.

         For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

         Total research and development expense decreased from $1.9 million in the first quarter of 1997, to $1.6 million for the comparable period of 1998. This decrease was primarily due to charges that were recorded as research and development expense in the first quarter of 1997 related to a loan made to a development stage company (the "Loan"). See Note 4 of Notes to Financial Statements. The Loan was repaid in full with interest in June 1997. This was recorded as a credit against research and development expense in the second quarter of 1997. The Company anticipates that research and development expenses will increase as it completes work on the initial release of Snap! Server and begins development on future products in the Snap! family of products.

         The Company believes that due to CD ROM/DVD server hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As such, the Company devotes substantially all of its engineering resources towards software and new product development. The Company's inability to anticipate and respond to technological and market changes or the Company's failure to incorporate new technologies in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that it will incur significant amounts of non-recurring engineering expenses with respect to the development of the Snap! Server and its other new products. As such, Meridian anticipates that research and development expense will continue to increase through at least the end of the year. In addition, there can be no assurance that Meridian's research and development efforts will result in the introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects."

SALES AND MARKETING

         Sales and marketing expense decreased from $2.3 million for the first quarter of 1997 to $1.9 million for the comparable period of 1998. This decrease was due primarily to the postponement of Snap! Server promotional spending to the second quarter of 1998. Meridian anticipates that sales and marketing expenses will begin to increase in the future both in absolute dollars and as a percent of sales. Sales and marketing expense consists primarily of payroll and related expenses (including commissions), and promotional expenses.

         On March 30, 1998, Meridian has announced the release of its first non-CD ROM/DVD product, the Snap! Server. The Company anticipates that the likelihood of other competitors entering this market is high. The Company has initiated an aggressive launch campaign for its Snap! Server and anticipates that it will incur significantly higher promotional costs related to the introduction of this new product than it has for other products in the past. Accordingly, sales and marketing expense will increase significantly beginning in the second quarter and continue throughout 1998. In addition, there can be no assurance that Meridian's sales and marketing efforts will result in the successful introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors" and "Product Concentration."

GENERAL AND ADMINISTRATIVE

         General and administrative expense decreased from $1.0 million for the first quarter of 1997 to $0.6 million for the comparable period of 1998. This decrease was primarily due to lower legal expenses, and other corporate expenses. General and administrative expenses consist primarily of payroll, payroll related expenses, and occupancy expenses.

INTEREST INCOME

         Interest income decreased from $517,000 in the first quarter of 1997 to $402,000 in the first quarter of 1998 primarily due to lower invested cash balances. Future interest income will vary depending on the average invested balance and interest rates.

INCOME TAXES

         The Company made no provision for income taxes in the first quarter of 1998 due to a net operating loss. Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at March 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY

         Meridian's negative cash flow from operations for the first three months of 1998 was principally due to the net operating loss of $2.2 million. At March 31, 1998, the Company's principal source of liquidity consisted of cash and marketable securities totaling $29.5 million. Meridian believes that its current cash and marketable securities will satisfy its working capital and capital expenditures for at least the next twelve months.

         The Company's entry into the NAS market will entail the expenditures of substantial funds for the completion of the Snap! Server, implementing a nation-wide marketing campaign, and developing distribution channels for the Snap! Server. These expenditures may be funded by internally generated cash, marketable securities, debt, or the sale of additional equity. The sale of additional equity would result in dilution in the equity ownership of the Company's stockholders.

         Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The costs of such investments could be charged to expense. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or the sale of additional equity. The sale of additional equity would result in dilution in the equity ownership of the Company's stockholders.

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

OPERATING LOSSES; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company (then known as Parallan Computer, Inc.) fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. From that point the Company operated profitably until the first quarter of 1997, when it again began incurring net losses. There can be no assurance that the Company will achieve profitability, or that if achieved, will be able to sustain profitability. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and, at the end of January 1997, significantly reduced system prices in response to competitive pressures. Even if unit shipments were to increase in the future, there can be no assurance that prices for the Company's products will not decrease further due to competitive pricing pressures. Accordingly, the Company may not meet its total revenue goals and the Company's business, financial condition and results of operations would be materially adversely affected. As a result of expenses related to completing the engineering development and developing and implementing the initial marketing campaign of Meridian's new Snap! Server, the Company anticipates that it will operate at a substantial net operating loss for 1998.

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

NEW PRODUCT DEVELOPMENT. The Company is actively developing products for entry into non-CD ROM/DVD networking markets, such as the new Snap! Server. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD ROM/DVD networking market. In attempting to successfully enter the NAS market and other new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. With respect to NAS, Meridian must also successfully educate the market concerning the practicality of changing from conventional means of adding storage capacity to PC networks to installing its new Snap! Server. There can be no assurance that the Company will be successful in developing and marketing its new Snap! Server or other new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of the new Snap! Server or other new products, or that its new Snap! Server or other new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce its new Snap! Server or other new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition, and results of operations will all be materially adversely affected. The Company's potential new products and Snap! Server are subject to significant technical risk due to their complexity and the difficulty in gauging the engineering effort required to produce such products. There can be no assurance that the Snap! Server and other potential new products will be introduced on a timely basis or at all. In addition, there can be no assurance that the Company will be able to offer the functionality and ease-of-use that it believes the Snap! Server requires for a successful introduction. If the new products are delayed, do not offer the functionality and ease-of-use envisioned, or do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected. As a result of uncertainty with respect to Snap! Server revenues and anticipated expenses required to successfully develop and market this product, the Company anticipates that it will operate at a substantial net loss in 1998.

DEPENDENCE ON THIRD PARTY DISTRIBUTORS. The Company derives substantially all of its product sales through distributors and VARs. Two distributors accounted for 21% and 19%, respectively, of the Company's 1997 product sales. The loss of either of these distributors, or certain other distributors or VARs, would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's contractual relationships with its distributors and VARs can generally be canceled upon notice to the Company. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors and VARs. Because the Company sells a significant portion of its products through distributors and VARs, it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company's distributors and retailers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the
Company's business, financial condition, and results of operations. The Company's business, financial condition, and results of operations could also be materially adversely affected by changes in distributors' inventory strategies, which could occur rapidly, and in many cases may be unrelated to end user demand. There can be no assurance that the Company's distributors and VARs will to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition, and results of operations

         The Company began shipping its new Snap! Server in the second quarter of 1998. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's current CD ROM/DVD products. As such, it entails significant new risks to Meridian. There can be no assurance that the Company's distributors, VARs, and retailers will choose or be able to effectively market this new product or that the Company will be successful in developing alternate channels of distribution. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company anticipates that its contracts will allow its distributors and retailers of the Snap! Server and other new products to return products, subject to certain limitations, without charge or penalty. The Company will provide for a reserve for returns based on its contractual obligations. A failure of the Company's distributors, VARs, and retailers to successfully market this product, or the failure to establish other means of marketing, sales, and distribution, would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THIRD PARTY SUPPLIERS. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD ROM and DVD drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to periodic purchase orders, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy. There can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, there has been unexpected significant growth in the demand for CD ROM/DVD drives, which has caused temporary supply disruptions. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

         The Company anticipates that the manufacturing of its new Snap! Server, including final assembly and testing, will contracted out to third party vendors, some of whom may be located in Asia. Initially, Meridian will be dependent on a few third party contractors. Like its CD ROM/DVD counterparts, the Snap! Server will be dependent on a small number of suppliers for certain key components and parts, including microprocessors, integrated circuits and power modules. In addition, certain subassemblies used will be manufactured by a single third party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, or the loss of a key subassembly manufacturer, could have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, could have a material adverse effect upon the Company's business, financial condition and results of operations. The process of qualifying new suppliers would be lengthy, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations

RAPID TECHNOLOGICAL CHANGE; POTENTIAL FOR PRODUCT DEFECTS. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Over the past two years, CD ROM/DVD drive technology has advanced significantly. Additionally, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. Further, the Company's contracts with its distributors and retailers allow for product return, or price protection credits, based on current inventory levels of current and obsolete products under certain limited circumstances. Meridian estimates and accrues its required allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's estimate. Such an event could materially adversely affect the Company's business, financial condition and results of operations.

COMPETITION. The markets for the Company's CD ROM/DVD products are extremely competitive. The Company expects that competition will increase if more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD ROM/DVD networking market include other suppliers of CD ROM/DVD networking software and hardware such as Procom Technology, Inc., Microtest, Inc. and Microdesign International. The Company also competes indirectly with suppliers of personal computers, such as Dell Computer Corporation ("Dell"), Compaq Computer Corporation ("Compaq"), and International Business Machines Corporation ("IBM"), and network operating systems such as Microsoft Corporation and Novell, Inc., to the extent such companies include CD ROM/DVD networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD ROM/DVD manufacturers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

         Initially, the Company's Snap! Server will compete with alternative methods of adding storage to PC-LAN networks such as adding new PC servers from companies such as Dell, Compaq and IBM, and adding additional disk drives from manufacturers such as Seagate Technology, Inc. and Maxtor Corporation to existing servers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

         The Company believes that its ability to compete successfully in the CD ROM/DVD networking and NAS markets will depend upon a number of factors both within and outside of its control, including price, quality, product performance and features; timing of new product introductions by the Company, its customers and competitors; customer service and technical support; and the ability of the Company to respond more quickly than current or potential competitors to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources than current or potential competitors to the development, promotion and sale of products. The Company believes that it competes favorably with respect to these factors. There can be no assurance however that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

EXPANSION OF INTERNATIONAL OPERATIONS. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could materially adversely affect the Company's business, financial condition and results of operations. International product sales were approximately 12% of total product sales in 1997. The Company's business, financial condition, and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, slower acceptance of technology advances compared with the United States, lack of published CD ROM/DVD content, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and tariffs, duties and other trade barriers. For a discussion of the effect of fluctuations in the exchange rate of the Japanese yen on the cost of certain components used in the Company's products, see "Risk Factors - Dependence on Third Party Suppliers."

PRODUCT CONCENTRATION. The Company's future financial performance will depend in part on the growth in market share for CD ROM/DVD networking products and its success in the new NAS market. While there is a substantial installed base of CD ROM/DVD drives in the United States, growth in the CD ROM/DVD networking market is primarily in entry-level systems with low price points. There can be no assurance that the Company's products will be widely accepted in this market. If demand for the Company's CD ROM/DVD networking products continues to decrease, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, if CD ROM/DVD server products were to become generally available, the Company anticipates that, as a percentage of product sales, systems sales could decline and software sales may increase. In the event that software sales do not increase in an amount sufficient to offset a decline in systems sales, the Company's business, financial condition and results of operations will be materially adversely affected.

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

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's key employees has an employment agreement with the Company, and the Company does not maintain key man insurance policies on the lives of its key employees. Although the Company's senior executives have lengthy experience in the computer industry, they have no experience with the NAS market that the Company has entered. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, or the sale of additional equity. The sale of additional equity would result in dilution in the equity ownership of Meridian's stockholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD ROM/DVD networking and NAS industries, changes in the general economy and other factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

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

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders was held on April 22, 1998. Matters voted on at that meeting were the election of directors, a proposal to increase the number of shares authorized under the Company's 1997 Incentive Stock Option Plan, a proposal to increase the number of shares authorized under the Company's 1992 Employee Stock Purchase Plan, and a proposal to confirm the appointment of Price Waterhouse LLP as the Company's independent accountants for the 1998 fiscal year. Tabulation for each proposal and individual director were as follows:

Proposal I:   Election of Directors

                                            FOR               WITHHELD
         Charlie Bass                 7,571,249                736,346
         Peter R. Johnson             7,573,591                734,004
         Gianluca U. Rattazzi         7,573,657                733,938
         Mario M. Rosati              7,561,691                745,904
         Pierluigi Zappacosta         7,570,991                736,604

Proposal II:  To approve an amendment to  the  Company's  1997  Incentive  Stock
              Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder.

                  FOR               AGAINST          ABSTAIN           NO VOTE
            2,460,175             1,314,014           23,504         4,509,902

Proposal III: To approve  an amendment to  the  Company's  1992  Employee  Stock
              Purchase Plan to increase the number of shares of Common Stock reserved thereunder.

                  FOR               AGAINST          ABSTAIN           NO VOTE
            3,599,561               244,640           22,434         4,440,960

Proposal IV: To confirm the appointment of Price Waterhouse LLP as the Company's independent accountants for the 1998 fiscal year.

                  FOR               AGAINST          ABSTAIN           NO VOTE
            8,242,060                36,350           29,185                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-K.

         (a)      Exhibits.

      2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
      2.2 Agreement and Plan of Merger between Meridian Data, Inc., a California corporation, and Meridian Data, Inc., a Delaware corporation, dated May 29,1997 previously filed as Exhibit 2.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference..
      4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.
      4.2 Fourth Article of Certificate of Incorporation of Meridian Data, Inc., a Delaware Corporation (see Exhibit 3.1)
     10.1 Form of Indemnification Agreement by and among Meridian Data, Inc., a Delaware corporation, and its directors and officers previously filed as Exhibit 10.1B to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
     10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
     10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder.
     10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
    10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
    10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference.
    10.16 Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
    10.17 Stock Option Assignment and Exercise Agreement between the Registrant, International Business Machines Corporation and certain stockholders of the Registrant dated March 6, 1996 previously filed as Exhibit
          10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
    10.18 Meridian Data, Inc. 1995 Director Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-2622) and incorporated herein by reference.
    10.19 Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.19 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
     16.1 Letter  regarding  change in accountants  previously  filed as Exhibit
          16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
       27 Financial Data Schedule

         (b)      Reports on Form 8-K.
                  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                             MERIDIAN DATA, INC.

Date:  May 14, 1998                       /s/GIANLUCA U. RATTAZZI
                                             Gianluca U. Rattazzi, President
                                             and Chief Executive Officer.

Date:  May 14, 1998                       /s/ERIK E. MILLER
                                             Erik E. Miller, Sr. Vice President,
                                             Finance and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS

Exhibit     Item                                                            Page
-------     -------------------------------------------------------         ----
10.5        Amended and Restated 1992 Employee Stock Purchase
               Plan and form of subscription agreement thereunder.            21
27          Financial Data Schedule                                           33

                               MERIDIAN DATA, INC.

                        1992 EMPLOYEE STOCK PURCHASE PLAN

                      (AS AMENDED EFFECTIVE APRIL 22, 1998)

1. Purpose. The purpose of the Plan is to provide employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. It is the intention of the company to have the Plan qualify as an "Employee Stock Purchase Plan" under
Section 423 of the Internal Revenue Code of 1986, as amended. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

2. Definitions.

     (a) "Board" shall mean the Board of Directors of the Company.

     (b) "Code" shall mean the Internal Revenue Code of 1986, as amended.

     (c) "Common Stock" shall mean the Common Stock of the Company.

     (d) "Company" shall mean Meridian Data, Inc.

     (e)   "Compensation"   shall  mean  base  straight  time  gross   earnings,
     commissions, overtime and shift premium, exclusive of payments for incentive compensation, incentive payments, bonuses, and other compensation; provided that for individuals who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, Compensation shall not include commissions.

     (f) "Designated Subsidiaries" shall mean the Subsidiaries which have been designated by the Board from time to time in its sole discretion as eligible to participate in the Plan.

     (g) "Employee" shall mean any individual who is an employee of the Company for purposes of tax withholding under the Code whose customary employment with the Company or any Designated Subsidiary is at least twenty (20) hours per week and more than five (5) months in any calendar year. For purposes of the Plan, the employment relationship shall be treated as continuing intact while the individual is on sick leave or other leave of absence approved by the Company. Where the period of leave exceeds 90 days and the individual's right to reemployment is not guaranteed either by statute or by contract, the employment relationship will be deemed to have terminated on the 91st day of such leave.

     (h) "Enrollment Date" shall mean the first day of each Offering Period.

     (i) "Exercise Date" shall mean the last day of each Offering Period.

     (j) "Fair Market Value" shall mean, as of any date, the value of Common Stock determined as follows:

          (i) If the Common Stock is listed on any established stock exchange or a national market system, including without limitation the Nasdaq National Market or The Nasdaq SmallCap Market of The Nasdaq Stock Market, its Fair Market Value shall be the closing sale price for the Common Stock (or the mean of the closing bid and asked prices, if no sales were reported), as quoted on such exchange (or the exchange with the greatest volume of trading in Common Stock) or system on the date of such determination, as reported in THE WALL STREET JOURNAL or such other source as the Board deems reliable;

          (ii) If the Common Stock is regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean of the closing bid and asked prices for the Common Stock on the date of such determination, as reported in THE WALL STREET JOURNAL or such other source as the Board deems reliable; or

          (iii) In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Board.

     (k) "Offering Period" shall mean a period of approximately six (6) months, commencing on the first Trading Day on or after May 1 and terminating on the last Trading Day in the period ending the following October 30, or commencing on the first Trading Day on or after November 1 and terminating on the last Trading Day in the period ending the following April 30. The duration, commencement and termination of Offering Periods may be changed pursuant to Section 4 of this Plan.

     (l) "Plan" shall mean this Employee Stock Purchase Plan.

     (m) "Purchase Price" shall mean an amount equal to 85% of the Fair Market Value of a share of Common Stock on the Enrollment Date or on the Exercise Date, whichever is lower.

     (n) "Reserves" shall mean the number of shares of Common Stock covered by each option under the Plan which have not yet been exercised and the number of shares of Common Stock which have been authorized for issuance under the Plan but not yet placed under option.

     (o) "Subsidiary" shall mean a corporation, domestic or foreign, of which not less than 50% of the voting shares are held by the Company or a Subsidiary, whether or not such corporation now exists or is hereafter organized or acquired by the Company or a Subsidiary.

     (p) "Trading Day" shall mean a day on which national stock exchanges and the Nasdaq System are open for trading.

3. Eligibility.

     (a) Any Employee who shall be employed by the Company on a given Enrollment Date shall be eligible to participate in the Plan.

     (b) Any provisions of the Plan to the contrary notwithstanding, no Employee shall be granted an option under the Plan (i) to the extent, immediately after the grant, such Employee (or any other person whose stock would be attributed to such Employee pursuant to Section 424(d) of the Code) would own capital stock of the Company and/or hold outstanding options to purchase such stock possessing five percent (5%) or more of the total combined voting power or value of all classes of the capital stock of the Company or of any Subsidiary, or (ii) to the extent his or her rights to purchase stock under all employee stock purchase plans of the Company and its subsidiaries to accrue at a rate which exceeds Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the fair market value of the shares at the time such option is granted) for each calendar year in which such option is outstanding at any time.

4. Offering Periods. The Plan shall be implemented by consecutive Offering Periods with a new Offering Period commencing on the first Trading Day on or after May 1 and November 1 each year, or on such other date as the Board shall determine, and continuing thereafter until terminated in accordance with Section 19 hereof. The Board shall have the power to change the duration of Offering Periods (including the commencement and/or termination dates thereof) with respect to future offerings without stockholder approval if such change is announced at least five (5) days prior to the schedule beginning of the first Offering Period to be effected thereafter.

5. Participation.

     (a) An eligible Employee may become a participant in the Plan by completing a subscription agreement authorizing payroll deductions in the form of Exhibit A to this Plan and filing it with the Company's Human Resources Department prior to the applicable Enrollment Date.

     (b) Payroll deductions for a participant shall commence on the first payroll following the Enrollment Date and shall end on the last payroll in the Offering Period to which such authorization is applicable, unless sooner terminated by the participant as provided in Section 10 hereof.

6. Payroll Deductions.

     (a) At the time a participant files his or her subscription agreement, he or she shall elect to have payroll deductions made on each pay day during the Offering Period in an amount not exceeding ten percent (10%) of the Compensation which he or she receives on each pay day during the Offering Period, and the aggregate of such payroll deductions during the Offering Period shall not exceed ten percent (10%) of the participant's Compensation during said Offering Period.

     (b) All payroll deductions made for a participant shall be credited to his or her account under the Plan and will be withheld in whole percentages only. A participant may not make any additional payments into such account.

     (c) A participant may discontinue his or her participation in the Plan as provided in Section 10 hereof, or may increase or decrease the rate of his or her payroll deductions during the Offering Period by completing or filing with the Company a new subscription agreement authorizing a change in payroll deduction rate. The Board may, in its discretion, limit the number of participation rate changes during any Offering Period. The change in rate shall be effective with the first full payroll period following five (5) business days after the Company's receipt of the new subscription agreement unless the Company elects to process a given change in participation more quickly. A participant's subscription agreement shall remain in effect for successive Offering Periods unless terminated as provided in Section 10 hereof.

     (d) Notwithstanding  the foregoing,  to the extent necessary to comply with
     Section 423(b)(8) of the Code and Section 3(b) hereof, a participant's payroll deductions may be decreased to zero percent (0%) at any time during an Offering Period. Payroll deductions shall recommence at the rate provided in such participant's subscription agreement at the beginning of the first Offering Period which is scheduled to end in the following calendar year, unless terminated by the participant as provided in Section 10 hereof.

     (e) At the time the option is exercised, in whole or in part, or at the time some or all of the Company's Common Stock issued under the Plan is disposed of, the participant must make adequate provision for the Company's federal, state, or other tax withholding obligations, if any, which arise upon the exercise of the option or the disposition of the Common Stock. At any time, the Company may, but will not be obligated to, withhold from the participant's compensation the amount necessary for the Company to meet applicable withholding obligations, including any withholding required to make available to the Company any tax deductions or benefits attributable to sale or early disposition of Common Stock by the Employee.

7. Grant of Option. On the Enrollment Date of each Offering Period, each eligible Employee participating in such Offering Period shall be granted an option to purchase on the Exercise Date of such Offering Period (at the applicable Purchase Price) up to a number of shares of the Company's Common Stock determined by dividing such Employee's payroll deductions accumulated prior to such Exercise Date and retained in the Participant's account as of the Exercise Date by the applicable Purchase Price; provided that in no event shall an Employee be permitted to purchase during each Offering Period more than a number of Shares determined by dividing $12,500 by the Fair Market Value of a share of the Company's Common Stock on the Enrollment Date, and provided further that such purchase shall be subject to the limitations set forth in Sections 3(b) and 12 hereof. Exercise of the option shall occur as provided in Section 8 hereof, unless the participant has withdrawn pursuant to Section 10 hereof, and shall expire on the last day of the Offering Period.

8. Exercise of Option. Unless a participant withdraws from the Plan as provided in Section 10 hereof, his or her option for the purchase of shares will be exercised automatically on the Exercise Date, and the maximum number of full shares subject to option shall be purchased for such participant at the applicable Purchase Price with the accumulated payroll deductions in his or her account. No fractional shares will be purchased; any payroll deductions accumulated in a participant's account which are not sufficient to purchase a full share shall be retained in the participant's account for the subsequent Offering Period, subject to earlier withdrawal by the participant as provided in
Section 10 hereof. Any other monies left over in a participant's account after the Exercise Date shall be returned to the participant. During a participant's lifetime, a participant's option to purchase shares hereunder is exercisable only by him or her.

9. Delivery. As promptly as practicable after each Exercise Date on which a purchase of shares occurs, the Company shall arrange the delivery to each participant, as appropriate, of a certificate representing the shares purchased upon exercise of his or her option.

10. Withdrawal; Termination of Employment.

     (a) A participant may withdraw all but not less than all the payroll deductions credited to his or her account and not yet used to exercise his or her option under the Plan at any time by giving written notice to the Company in the form of Exhibit B to this Plan. All of the participant's payroll deductions credited to his or her account will be paid to such participant promptly after receipt of notice of withdrawal and such participant's option for the Offering Period will be automatically terminated, and no further payroll deductions for the purchase of shares will be made during the Offering Period. If a participant withdraws from an Offering Period, payroll deductions will not resume at the beginning of the succeeding Offering Period unless the participant delivers to the Company a new subscription agreement.

     (b) Upon a participant's ceasing to be an Employee, for any reason, including by virtue of him or her having failed to remain an Employee of the Company for at least twenty (20) hours per week during an Offering Period in which the Employee is a participant, he or she will be deemed to have elected to withdraw from the Plan and the payroll deductions credited to such participant's account during the Offering Period but not yet used to exercise the option will be returned to such participant or, in the case of his or her death, to the person or persons entitled thereto under
     Section 14 hereof, and such participant's option will be automatically terminated.

     (c) A participant's withdrawal from an Offering Period will not have any effect upon his or her eligibility to participate in any similar plan which may hereafter be adopted by the Company or in succeeding Offering Periods which commence after the termination of the Offering Period from which the participant withdraws.

11. Interest. No interest shall accrue on the payroll deductions of a participant in the Plan.

12. Stock.

     (a) The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be 400,000 shares, subject to adjustment upon changes in capitalization of the Company as provided in
     Section 18 hereof. If on a given Exercise Date the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the Plan, the Company shall make a pro rata allocation of the shares remaining available for purchase in as uniform a manner as shall be practicable and as it shall determine to be equitable.

     (b) The participant will have no interest or voting right in shares covered by his option until such option has been exercised.

     (c) Shares to be delivered to a participant under the Plan will be registered in the name of the participant or in the name of the participant and his or her spouse.

13. Administration.

     (a) Administrative Body. The Plan shall be administered by the Board or a committee of members of the Board appointed by the Board. The Board or its committee shall have full and exclusive discretionary authority to construe, interpret and apply the terms of the Plan, to determine eligibility and to adjudicate all disputed claims filed under the Plan. Every finding, decision and determination made by the Board or its committee shall, to the full extent permitted by law, be final and binding upon all parties.

14. Designation of Beneficiary.

     (a) A participant may file a written designation of a beneficiary who is to receive any shares and cash, if any, from the participant's account under the Plan in the event of such participant's death subsequent to an Exercise Date on which the option is exercised but prior to delivery to such participant of such shares and cash. In addition, a participant may file a written designation of a beneficiary who is to receive any cash from the participant's account under the Plan in the event of such participant's death prior to exercise of the option. If a participant is married and the designated beneficiary is not the spouse, spousal consent shall be required for such designation to be effective.

     (b) Such designation of beneficiary may be changed by the participant at any time by written notice. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such shares and/or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such shares and/or cash to the spouse or to any one or more dependents or relatives of the participant, or if no spouse, dependent or relative is known to the Company, then to such other person as the Company may designate.

15. Transferability. Neither payroll deductions credited to a participant's account nor any rights with regard to the exercise of an option or to receive shares under the Plan may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or as provided in Section 14 hereof) by the participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds from an Offering Period in accordance with Section 10 hereof.

16. Use of Funds. All payroll deductions received or held by the Company under the Plan may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions.

17. Reports. Individual accounts will be maintained for each participant in the Plan. Statements of account will be given to participating Employees at least annually, which statements will set forth the amounts of payroll deductions, the Purchase Price, the number of shares purchased and the remaining cash balance, if any.

18. Adjustments Upon Changes in Capitalization.

     (a) Changes in Capitalization. Subject to any required action by the stockholders of the Company, the Reserves as well as the price per share of Common Stock covered by each option under the Plan which has not yet been exercised shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration". Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an option.

     (b) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Offering Period will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board.

     (c) Merger or Asset Sale. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the Offering Period then in progress shall be shortened by setting a new Exercise Date (the "New
     Exercise Date"). The New Exercise Date shall be before the date of the Company's proposed sale or merger. The Board shall notify each participant in writing, at least ten (10) business days prior to the New Exercise Date, that the Exercise Date for the participant's option has been changed to the New Exercise Date and that the participant's option shall be exercised automatically on the New Exercise Date, unless prior to such date the participant has withdrawn from the Offering Period as provided in Section 10 hereof.

19.  Amendment or Termination.

     (a) The Board of Directors of the Company may at any time and for any reason terminate or amend the Plan. Except as provided in Section 18 hereof, no such termination can affect options previously granted, provided that an Offering Period may be terminated by the Board of Directors on any Exercise Date if the Board determines that the termination of the Plan is in the best interests of the Company and its stockholders. Except as provided in Section 18 hereof, no amendment may make any change in any option theretofore granted which adversely affects the rights of any participant. To the extent necessary to comply with Section 423 of the Code (or any successor rule or provision or any other applicable law or regulation), the Company shall obtain stockholder approval in such a manner and to such a degree as required.

     (b) Without stockholder consent and without regard to whether any participant rights may be considered to have been "adversely affected," the Board (or its committee) shall be entitled to change the Offering Periods, limit the frequency and/or number of changes in the amount withheld during an Offering Period, establish the exchange ratio applicable to amounts withheld in a currency other than U.S. dollars, permit payroll withholding in excess of the amount designated by a participant in order to adjust for delays or mistakes in the Company's processing of properly completed withholding elections, establish reasonable waiting and adjustment periods and/or accounting and crediting procedures to ensure that amounts applied toward the purchase of Common Stock for each participant properly correspond with amounts withheld from the participant's Compensation, and establish such other limitations or procedures as the Board (or its committee) determines in its sole discretion advisable which are consistent with the Plan.

20. Notices. All notices or other communications by a participant to the Company under or in connection with the Plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Company for the receipt thereof.

21. Conditions Upon Issuance of Shares. Shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

As a condition to the exercise of an option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the shares are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned applicable provisions of law.

22. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the stockholders of the Company. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 19 hereof.

                                    EXHIBIT A

                               MERIDIAN DATA, INC.

                        1992 EMPLOYEE STOCK PURCHASE PLAN

                             SUBSCRIPTION AGREEMENT


_____ Original Application                           Enrollment Date: __________
_____ Change in Payroll Deduction Rate
_____ Change of Beneficiary(ies)


1.       _____________________________________  hereby elects to  participate in the Meridian Data, Inc. 1992 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") and subscribes to purchase shares of the Company' s Common Stock in accordance with this Subscription Agreement and the Employee Stock Purchase Plan.

2. I hereby authorize payroll deductions from each paycheck in the amount of ____% of my Compensation on each payday (from 1 to 10%) during the Offering Period in accordance with the Employee Stock Purchase Plan. (Please note that no fractional percentages are permitted.)

3. I understand that said payroll deductions shall be accumulated for the purchase of shares of Common Stock at the applicable Purchase Price determined in accordance with the Employee Stock Purchase Plan. I understand that if I do not withdraw from an Offering Period, any accumulated payroll deductions will be used to automatically exercise my option.

4. I have received a copy of the complete "Employee Stock Purchase Plan." I understand that my participation in the Employee Stock Purchase Plan is in all respects subject to the terms of the Plan. I understand that the grant of the option by the Company under this Subscription Agreement is subject to obtaining stockholder approval of the Employee Stock Purchase Plan.

5. Shares purchased for me under the Employee Stock Purchase Plan should be issued in the name(s) of (Employee or Employee and Spouse Only):

6. I understand that if I dispose of any shares received by me pursuant to the Plan within 2 years after the Enrollment Date (the first day of the Offering Period during which I purchased such shares), I will be treated for federal income tax purposes as having received ordinary income at the time of such disposition in an amount equal to the excess of the fair market value of the shares at the time such shares were purchased by me over the price which I paid for the shares. I HEREBY AGREE TO NOTIFY THE COMPANY IN WRITING WITHIN 30 DAYS AFTER THE DATE OF ANY DISPOSITION OF SHARES AND I WILL MAKE ADEQUATE PROVISION FOR FEDERAL, STATE OR OTHER TAX WITHHOLDING OBLIGATIONS, IF ANY, WHICH ARISE UPON THE DISPOSITION OF THE COMMON STOCK. The Company may, but will not be obligated to, withhold from my compensation the amount necessary to meet any applicable withholding obligation including any withholding necessary to make available to the Company any tax deductions or benefits attributable to sale or early disposition of Common Stock by me. If I dispose of such shares at any time after the expiration of the 2-year holding period, I understand that I will be treated for federal income tax purposes as having received income only at the time of such disposition, and that such income will be taxed as ordinary income only to the extent of an amount equal to the lesser of
         (1) the excess of the fair market value of the shares at the time of such disposition over the purchase price which I paid for the shares, or (2) 15% of the fair market value of the shares on the first day of the Offering Period. The remainder of the gain, if any, recognized on such disposition will be taxed as capital gain.

7. I hereby agree to be bound by the terms of the Employee Stock Purchase Plan. The effectiveness of this Subscription Agreement is dependent upon my eligibility to participate in the Employee Stock Purchase Plan.

8. In the event of my death, I hereby designate the following as my beneficiary(ies) to receive all payments and shares due me under the Employee Stock Purchase Plan:


NAME:  (Please print) _________________________________________________
                      (First)                  (Middle)          (Last)

_______________________________     ________________________________
Relationship
                                    ________________________________
                                               (Address)

Employee's Social
Security Number:                    ________________________________

Employee's Address:                 ________________________________

                                    ________________________________

                                    ________________________________

I UNDERSTAND THAT THIS SUBSCRIPTION AGREEMENT SHALL REMAIN IN EFFECT THROUGHOUT SUCCESSIVE OFFERING PERIODS UNLESS TERMINATED BY ME.


Dated: ___________________          ________________________________
                                    Signature of Employee

                                    ________________________________
                                    Print Name

                                    ________________________________
                                    Spouse's Signature (If beneficiary other
                                                        than spouse)

                                    ________________________________
                                    Print Name

                                    EXHIBIT B

                               MERIDIAN DATA, INC.

                        1992 EMPLOYEE STOCK PURCHASE PLAN

                              NOTICE OF WITHDRAWAL

         The undersigned participant in the Offering Period of the Meridian Data, Inc. 1992 Employee Stock Purchase Plan which began on _____________ 19____ (the "Enrollment Date") hereby notifies the Company that he or she hereby withdraws from the Offering Period. He or she hereby directs the Company to pay to the undersigned as promptly as practicable all the payroll deductions credited to his or her account with respect to such Offering Period. The undersigned understands and agrees that his or her option for such Offering Period will be automatically terminated. The undersigned understands further that no further payroll deductions will be made for the purchase of shares in the current Offering Period and the undersigned shall be eligible to participate in succeeding Offering Periods only by delivering to the Company a new Subscription Agreement.

                                                Name and Address of Participant:

                                                --------------------------------

                                                --------------------------------

                                                --------------------------------


                                                Signature:

                                                --------------------------------

                                                Date:___________________________