Form 10-Q
period 1998-06-30
MERIDIAN DATA INC
filed 1998-08-12
CIK 864568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

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

                                 (831) 438-3100
              (Registrant's telephone number, including area code)


   Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No .

     The number of shares of Common Stock, no par value, outstanding on August 10, 1998, was 8,851,828.

Exhibit index on page 19.                                           Page 1 of 20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MERIDIAN DATA, INC.
BALANCE SHEETS                                 June 30,            December 31,
(in thousands, except per share data)            1998                  1997
--------------------------------------------------------------------------------
ASSETS                                        (unaudited)
Current assets:
     Cash and cash equivalents                  $12,389               $15,167
     Marketable securities                       13,053                16,722
     Accounts receivable (net of allowance
        for returns and doubtful accounts of
        $473 and $543, respectively)              3,552                 2,949
     Inventories                                  2,331                 1,795
     Other assets                                   247                   128
                                                 ------                ------
         Total current assets                    31,572                36,761

Property and equipment at cost,
less accumulated depreciation                       754                   714
Other assets                                         15                    16
                                                 ------                ------
                                                $32,341               $37,491
                                                 ======                ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                          $  3,081              $  2,371
     Accrued payroll and related expenses         1,711                 1,787
     Accrued advertising and promotion            1,854                 1,353
     Other accrued liabilities                    2,510                 1,895
                                                 ------                ------
         Total current liabilities                9,156                 7,406
                                                 ------                ------

Stockholders' equity:
     Preferred stock, $0.001 par value,
         5,000 shares authorized, and
         no shares outstanding                        -                     -
     Common stock, $0.001 par value,
         35,000 shares authorized,
         8,852 and 8,785 shares issued
         and outstanding                              9                     9
     Additional paid-in capital                  66,397                66,207
     Accumulated deficit                        (43,221)              (36,131)
                                                 ------                ------
         Total stockholders' equity              23,185                30,085
                                                 ------                ------
                                                $32,341               $37,491
                                                 ======                ======
The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENT OF OPERATIONS                  Three months ended June 30,     Six months ended June 30,
(In thousands, except per share data)     1998                 1997        1998              1997
                                        -------              -----       ------            ------
    Product sales                     $  4,237             $  5,547     $ 7,560           $ 8,556
                                        -------               -----      ------            ------
 Costs and expenses:
    Cost of product sales                2,367                2,402       4,120             4,130
    Research and development             1,852                  859       3,491             2,712
    Sales and marketing                  4,554                2,604       6,469             4,896
    General and administrative             702                  610       1,346             1,562
                                         -----                -----      ------            ------
           Total costs and expenses      9,475                6,475      15,426            13,300
                                         -----                -----      ------            ------
Loss from operations                    (5,238)                (928)     (7,866)           (4,744)
Interest income, net                       374                  555         776             1,072
                                         -----                -----      ------            ------
Loss before income taxes                (4,864)                (373)     (7,090)           (3,672)
                                         -----                -----      ------            ------
Net loss                              $ (4,864)             $  (373)    $(7,090)          $(3,672)
                                         =====                =====      ======            ======

Net loss per share:
              Basic                   $  (0.55)             $ (0.04)    $ (0.80)          $ (0.39)
                                         =====                =====      ======            ======
              Diluted                 $  (0.55)             $ (0.04)    $ (0.80)          $ (0.39)
                                         =====                =====      ======            ======

Weighted average common shares
and equivalents:
              Basic                      8,837                9,171       8,817             9,389
                                         =====                =====       =====             =====
              Diluted                    8,837                9,171       8,817             9,389
                                         =====                =====       =====             =====

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                  Six months ended June 30,
(In thousands)                                       1998             1997
--------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                  $ (7,090)        $ (3,672)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
   Depreciation and amortization                      255              156
   Amortization of advance for research and
        development arrangements                        -              800
      Changes in assets and liabilities:
      Accounts receivable                            (603)             380
      Inventories                                    (536)            (441)
      Other assets                                   (118)            ( 16)
      Accounts payable                                710              854
      Accrued payroll and related expenses            (76)             490
      Accrued advertising and promotion               501             (122)
      Other accrued liabilities                       615              182
                                                    -----           ------
          Net cash used in operating activities    (6,342)          (1,389)

Cash flows from investing activities:
     Purchases of property and equipment             (295)             (78)
     Redemption of marketable securities           31,538           34,285
     Additions to marketable securities           (27,869)         (37,365)
                                                   ------           ------
        Net cash provided by (used in)
        investing activities                        3,374           (3,158)
                                                   ------           ------

Cash flows from financing activities:
     Repurchase of common stock                         -           (3,702)
     Issuance of common stock related
          to stock plans                              190              222
                                                   ------           ------
        Net cash provided by (used in)
        financing activities                          190           (3,480)
                                                   ------           ------

Net decrease in cash and cash equivalents          (2,778)          (8,027)
Cash and cash equivalents at:
        beginning of period                        15,167           24,809
                                                   ------           ------
        at end of period                         $ 12,389         $ 16,782
                                                   ======           ======

Statement of cash flow supplemental disclosure:
 Total cash paid for interest during the period  $     19         $      6
 Total cash paid for  taxes during the period          38               29

The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                For The Three and Six Months Ended June 30, 1998,
                                and June 30, 1997

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

Note 2.  Income taxes

The Company made no provision for income taxes in the first quarters of 1997 and 1998 due to the net operating losses. Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at June 30, 1998.

Note 3.  Inventories consist of the following (in thousands):

                                 June 30, 1998          December 31, 1997
                                 -------------          -----------------
                                    (unaudited)
          Raw materials                 $1,701                     $1,390
          Work-in-progress                 630                        405
                                         -----                      -----
                                        $2,331                     $1,795
                                         =====                      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
         The Company is engaged in the business of developing CD ROM/DVD software products and selling CD ROM/DVD networking software both separately and integrated with CD ROM/DVD network servers. In order to bring its skills and expertise in networking systems and channel distribution to a larger market, Meridian embarked on the development of its first non-CD ROM/DVD networking system in late 1996.

         On March 30, 1998, the Company announced its Snap! Server. The Snap! Server is a protocol-independent, plug and play network-attached storage ("NAS") device targeted for the PC-LAN environment. The Company believes that the Snap! Server provides superior ease-of-use and installation over competing products or methods for adding storage capacity to PC LAN networks. According to Peripheral Concepts, Inc., an independent market research firm, the market for NAS was approximately $800 million in 1997 and is projected to grow to $1.2 billion in 1998. The Snap! Server will require different marketing, sales and distribution strategies than those for the Company's current CD ROM/DVD products. There can be no assurance that the Company's distributors, value-added resellers ("VARs"), or retailers will choose or be able to effectively market this new product or that the Company will be successful in developing alternate channels of distribution. Nor can there be any assurance that the Snap! Server will be a commercial success. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. The failure of the Company's distributors, VARs, and retailers to successfully market the Company's new products, the Company's failure to adapt quickly to new technologies, the Company's failure to develop new channels of distribution, or the failure to obtain market acceptance for the Snap! Server would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 216 of the Securities Exchange Act of 1934, as amended. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Risk Factors" beginning on page 10 of this report; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Results of operations

Revenues

Product sales

         Product sales in the second quarter and first six months of 1998 decreased by $1.3 million and $1.0 million, or 24% and 12% respectively, over the corresponding periods of 1997. This decrease was due to a market driven shift from enterprise-wide CD ROM/DVD products towards plug-and-play CD ROM/DVD storage products. The Company does not expect that sales from its plug-and-play systems will grow sufficiently to offset lower sales of its enterprise-wide CD ROM/DVD systems. As such, CD ROM/DVD revenues are anticipated to be less in 1998 than in 1997. The markets for Meridian's products are extremely competitive, and the Company expects that Meridian's revenue could be adversely impacted as competition continues to consolidate, change and expand product offerings and react to prior market moves made by the Company.

         The Company began shipping the Snap! Server in early May 1988. As a result of Meridian's introduction of the Snap! Server product line, all related revenue has been deferred to allow for channel sell through and end user acceptance. The markets for the Company's products are extremely competitive, and the Company expects that competition will continue to increase as existing competitors consolidate, change and expand their product offerings.

         For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors-Operating losses; Fluctuations in Quarterly Operating Results," "-Rapid Technological Change; -Potential for Product Defects" and "-Emerging Markets; Product Concentration."

Gross Margin

         The Company's gross margin decreased to 44% and 46% in the second quarter and first six months of 1998, respectively, from 57% and 52% in the comparable periods of 1997. The decrease in gross margin was primarily due to a shift in sales towards lower margin plug-and-play CDR/DVD products, continued pricing pressure, and lower software sales.

         As a result of the continuing shift in the Company's product sales towards systems with lower price points and pricing pressures, Meridian anticipates that gross margins from its CD ROM/DVD networking products will continue to decrease in 1998. The Company expects that the Snap! Server product line will generate gross margins lower than its existing CD ROM/DVD products.

         For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."

Operating Expenses

Research and development

         Research and development expense increased to $1.9 million and $3.5 million in the second quarter and first six months of 1998, respectively, from $859,000 and $2.7 million for the comparable periods of 1997. These increases were related to the development of the Snap! server primarily due to higher payroll and related expenses. The Company anticipates that research and development expenses will increase as it begins development on future products in the Snap!
family of products.

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

Sales and marketing

         Sales and marketing expense increased to $4.6 million and $6.5 million in the second quarter and first six months of 1998, respectively, from $2.6 million and $4.9 million for the corresponding periods of 1997. These increases were due primarily to higher marketing and advertising costs related to the Snap! product launch, and continuing Snap! marketing efforts. Meridian anticipates that sales and marketing expenses will continue to increase. Sales and marketing expense consists primarily of payroll and related expenses (including commissions), and advertising and promotional related expenses.

         On March 30, 1998, Meridian announced the release of its first non-CD ROM/DVD product, the Snap! Server. The Company anticipates that the likelihood of other competitors entering this market is high. The Company has initiated an aggressive launch campaign for its Snap! Server and anticipates that it will incur significantly higher promotional costs related to the introduction of this new product than it has for other products in the past. Accordingly, sales and marketing expenses increased significantly in the second quarter. In addition, there can be no assurance that Meridian's sales and marketing efforts will result in the successful introduction of new products, including the Snap! Server, or that any of such products will be commercially successful. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors" and "Product Concentration."

General and administrative

         General and administrative expense increased to $702,000 in the second quarter of 1998 from $610,000 in the second quarter of 1997, due primarily to higher payroll and payroll related expenses. The first six months of 1998 general and administrative expenses decreased to $1.4 million from $1.6 million for the comparable period of 1997. This decrease was due to lower legal expenses partially offset by higher payroll related expenses.

Interest income

         Interest income decreased to $374,000 and $776,000 in the second quarter and first six months of 1997 from $555,000 and $1.1 million for the corresponding periods if 1997. This decrease was due to lower invested cash balances. Future interest income will vary depending on the average invested balance and interest rates.

Income taxes

         The Company made no provision for income taxes in the first six months of 1998 due to a net operating loss. Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at June 30, 1998.

Capital resources and liquidity

         Meridian's cash flow from operations for the first six months of 1998 was adversely impacted by the net operating loss of $7.1 million, an increase in accounts receivable, due to the timing of shipments in the quarter, and higher inventories, due to the build up of the Company's new Snap! product line. These were partially offset by an increase in accrued expenses. At June 30, 1998, the Company's principal source of liquidity consisted of cash and marketable securities totaling $25.4 million. Meridian believes that its current cash and marketable securities will satisfy its working capital and capital expenditures for at least the next twelve months.

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

                                  Risk Factors

         The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forwardlooking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forwardlooking statements. Factors that might cause such differences include, but are not limited to, the following risk factors.

Operating Losses; Fluctuations in Quarterly Operating Results. The Company (then known as Parallan Computer, Inc.) fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. From that point the Company operated profitably until the first quarter of 1997, when it again began incurring net losses. There can be no assurance that the Company will achieve profitability, or that if achieved, will be able to sustain profitability. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and, at the end of January 1997, significantly reduced system prices in response to competitive pressures. Even if unit shipments were to increase in the future, there can be no assurance that prices for the Company's products will not decrease further due to competitive pricing pressures. Accordingly, the Company may not meet its total revenue goals and the Company's business, financial condition and results of operations would be materially adversely affected. As a result of expenses related to completing the engineering development and developing and implementing the initial marketing campaign of Meridian's new Snap! Server, the Company anticipates that it will operate at a substantial net operating loss for at least the remainder of 1998.

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

New Product Development. The Company is actively developing products for entry into non-CD ROM/DVD networking markets, such as the new Snap! Server. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD ROM/DVD networking market. In attempting to successfully enter the NAS market and other new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. With respect to NAS, Meridian must also successfully educate the market concerning the practicality of changing from conventional means of adding storage capacity to PC networks to installing its new Snap! Server. There can be no assurance that the Company will be successful in developing and marketing its new Snap! Server or other new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of the new Snap! Server or other new products, or that its new Snap! Server or other new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce its new Snap! Server or other new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition, and results of operations will all be materially adversely affected. The Company's potential new products and Snap! Server are subject to significant technical risk due to their complexity and the difficulty in gauging the engineering effort required to produce such products. There can be no assurance that the Snap! Server and other potential new products will be introduced on a timely basis or at all. In addition, there can be no assurance that the Company will be able to offer the functionality and ease-of-use that it believes the Snap! Server requires for a successful introduction. If the new products are delayed, do not offer the functionality and ease-of-use envisioned, or do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected. As a result of uncertainty with respect to Snap! Server revenues and anticipated expenses required to successfully develop and market this product, the Company anticipates that it will operate at a substantial net loss for at least the remainder of 1998.

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

Dependence on Retail Distribution for the Snap! Server. The Company anticipates that retail distribution will play a significant role in its sales strategy. None of the Company's existing CD ROM/DVD products utilizes retail distribution and instead depend on direct sales/telemarketing to generate end-user demand. With respect to the Snap! Sever, the Company must implement marketing strategies designed to indirectly generate end-user demand. There can be no assurance that the Company will be able to effectively design and implement such strategies or that such strategies will be successful in generating such end-user demand. The Company's agreements or purchase orders with its retailers typically allow for extended payment terms and substantial rights of return. While the Company will provide for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, financial condition, and results of operations. The Company's business, financial condition, and results of operations could also be materially adversely affected by changes in retailers' inventory strategies, which could occur rapidly, and in many cases may be unrelated to end user demand. A failure of the Company's retailers to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition, and results of operations. As a result of the extended payment terms required by the Company's retail customers, the Company's liquidity may be adversely impacted by the timing of payments required by its vendors preceding the receipt of payments from retail customers.

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

         Due to their complexity and sophistication, the Company's products from time to time may contain hardware or software defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in a manner that will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its products have been commercially released. There can be no assurance that such defects will not cause delays in product introductions and shipments or loss of or delay in market acceptance, result in increased costs, require design modifications, impair customer satisfaction, or result in customer returns. Any such event could materially adversely affect the Company's business, financial condition and results of operations.

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

Item 5.  Other Information.

         With respect to stockholders proposals not included in the Company's proxy statement for the 1999 Annual Meeting of Stockholders, the persons named in management's proxy for the 1999 Annual Meeting of Stockholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances specified in rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, including with respect to proposals received by the Company within forty-five (45) days of the date of the mailing of the proxy statement for the 1999 annual Meeting of Stockholders.

Item 6.  Exhibits and Reports on Form 10-K.

         (a)      Exhibits.

      2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
      2.2 Agreement and Plan of Merger between Meridian Data, Inc., a California corporation, and Meridian Data, Inc., a Delaware corporation, dated May 29,1997 previously filed as Exhibit 2.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference..
      4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.
      4.2 Fourth Article of Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation (see Exhibit 3.1 10.1 Form of Indemnification Agreement by and among Meridian Data, Inc., a Delaware corporation, and its directors and
          officers   previously  filed  as  Exhibit  10.1B  to  Registration  of
          Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
     10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
     10.3 1992 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder.. 10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
    10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
    10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference.
    10.16 Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
    10.17 Stock Option Assignment and Exercise Agreement between the Registrant, International Business Machines Corporation and certain stockholders of the Registrant dated March 6, 1996 previously filed as Exhibit
          10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
    10.18 Meridian Data, Inc. 1995 Director Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-2622) and incorporated herein by reference.
    10.19 Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.19 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
     16.1 Letter  regarding  change in accountants  previously  filed as Exhibit
          16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
       27 Financial Data Schedule

 (b)      Reports on Form 8-K.
                  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                             MERIDIAN DATA, INC.


Date:     August 11, 1998
                                             /S/ Gianluca U. Rattazzi
                                             -----------------------------
                                             GIANLUCA U.RATTAZZI, President and
                                             Chief Executive Officer.


Date:     August 11, 1998
                                             /S/ Erik E. Miller
                                             --------------------------------
                                             ERIK E.Miller, Sr. Vice President,
                                             Finance and Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer).

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS

Exhibit           Item                            Page
-------        -------------------------        ------
27             Financial Data Schedule              20