Form 10-Q
period 1998-09-30
MERIDIAN DATA INC
filed 1998-11-12
CIK 864568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998

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

The number of shares of Common Stock, no par value, outstanding on November 9, 1998, was 8,181,434.

Exhibit index on page 21.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MERIDIAN DATA, INC.
BALANCE SHEETS                            September 30,          December 31,
--------------------------------------------------------------------------------
(in thousands, except per share data)         1998                   1997
--------------------------------------------------------------------------------
ASSETS                                    (unaudited)
Current assets:
 Cash and cash equivalents                   $12,657               $15,167
 Marketable securities                         9,942                16,722
 Accounts receivable (net of allowance
 for returns and doubtful accounts of $505
 and $543, respectively)                       2,685                 2,949
 Inventories                                   3,328                 1,795
 Other assets                                    178                   128
                                             ----------             --------
    Total current assets                      28,790                 36,761

Property and equipment at cost,
less accumulated depreciation                    691                    714
Other assets                                      16                     16
                                              ----------             ----------
                                              $29,497                $37,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $  3,191               $  2,371
 Accrued payroll and related expenses           1,872                  1,787
 Accrued advertising and promotion              2,196                  1,353
 Other accrued liabilities                      2,103                  1,895
                                              --------               ---------
    Total current liabilities                   9,362                  7,406
                                             ---------               ---------

Stockholders' equity:
 Preferred stock, $0.001 par value, 5,000 shares
  authorized, and no shares outstanding             -                      -
 Common stock, $0.001 par value, 35,000 shares
  authorized, 8,852 and 8,785 shares issued
  and outstanding                                   9                      9
 Additional paid-in capital                    66,401                 66,207
 Accumulated deficit                          (46,275)               (36,131)
                                               -------               -------
   Total stockholders' equity                  20,135                 30,085
                                             ----------              --------
                                              $29,497                $37,491
                                              =======                =======




The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENT OF OPERATIONS             Three  months ended       Nine months ended
                                        September 30,            September 30,
(In thousands, except per share data)  1998      1997         1998        1997
                                     -------   --------     --------    -------
Revenues:
 Product sales                     $  4,816   $  6,151     $ 12,376    $ 14,707
                                     -------    -------     -------     -------

Costs and expenses:
 Cost of product sales                2,819      2,815        6,939       6,945
 Research and development             1,272      1,620        4,763       4,333
 Sales and marketing                  3,525      2,951        9,994       7,847
 General and administrative             576        624        1,922       2,185
                                      ------       ---        -----       -----
Total costs and expenses               8,192      8,010      23,618      21,310
                                      -----      -----       ------      ------
Loss from operations                 (3,376)    (1,859)     (11,242)     (6,603)
Interest income, net                    322        455        1,098       1,528
                                      -----      -----       -------    --------
Loss before income taxes             (3,054)    (1,404)     (10,144)     (5,075)
                                     -------   --------     --------    --------
Net loss                           $ (3,054)   $(1,404)   $ (10,144)    $(5,075)
                                    ========   ========     ========     =======

Net loss per share:
    Basic                          $  (0.35)   $ (0.16)    $  (1.15)   $  (0.55)
                                    ========    =======     ========    ========
    Diluted                        $  (0.35)   $ (0.16)    $  (1.15)   $  (0.55)
                                    ========    =======     ========    ========

Weighted average common shares
and equivalents:
    Basic                             8,852      8,716        8,829       9,162
                                      =====      =====        =====       =====
    Diluted                           8,852      8,716        8,829       9,162
                                      =====      =====        =====       =====






The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                             Nine months ended September 30,
(In thousands)                                    1998                 1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                $  (10,144)         $   (5,075)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                      412                 369
 Amortization of advance for research and
   development arrangements                           -                 800
     Changes in assets and liabilities:
      Accounts receivable                           264                (356)
      Inventories                                (1,533)               (451)
      Other assets                                  (50)                120
      Accounts payable                              820                 898
      Accrued payroll and related expenses           85                 974
      Accrued advertising and promotion             843                   -
      Other accrued liabilities                     208                 888
                                                ------------       ------------
Net cash used in operating activities            (9,095)             (1,833)
                                                 --------            ----------

Cash flows from investing activities:
 Purchases of property and equipment                 (389)               (306)
 Redemption of marketable securities               31,559              36,546
 Additions to marketable securities               (24,779)            (42,338)
                                                  ---------         -----------
Net cash provided by(used in) investing activities  6,391              (6,098)
                                                 ----------         -----------

Cash flows from financing activities:
 Repurchase of common stock                             -              (3,966)
 Issuance of common stock related to stock plans      194                 403
                                                 -----------      -------------
Net cash provided by(used in)financing activities     194              (3,563)
                                                 -----------      -------------

Net decrease in cash and cash equivalents          (2,510)            (11,494)
Cash and cash equivalents at:
     beginning of period                           15,167              24,809
                                                  ---------         -----------
     at end of period                            $ 12,657             $13,315
                                                  ========            =======

Statement of cash flow supplemental disclosure:
 Total cash paid for interest during the period  $     28             $     9
 Total cash paid for  taxes during the period          38                  32





The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS

         For The Three and Nine Months Ended September 30, 1998 and 1997

Note 1. General

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Meridian Data, Inc. (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto,for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K. Results for the interim period are not necessarily indicative of the results for the entire year.

Note 2.  Income taxes

The Company made no provision for income taxes in the third quarter and first nine months of 1998 and 1997 due to the net operating losses. The Company computes income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at September 30, 1998.

Note 3.  Inventories consist of the following (in thousands):

                                September 30, 1998          December 31, 1997
                              ----------------------        -----------------
                                  (unaudited)
   Raw materials                 $2,024                          $ 1,390
   Work-in-progress               1,304                              405
                                 ------                          --------
                                 $3,328                           $1,795
                                 ========                         =======


Note 4.  Subsequent event

Bank Credit Facilities. On October 14, 1998 the Company signed a credit agreement (the "Facility")with a bank (the "Bank") for a $7.5 million revolving credit line which expires on July 30, 1999. Borrowing under the Facility is at the Bank's prime rate plus 1/4 %, and is subject to the Company maintaining certain leverage ratios and net worth requirements. All advances under the Facility must be repaid by the expiration date of July 30, 1999. Currently, Meridian has no amounts due under the Facility.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

     Meridian Data, Inc. (the "Company") is engaged in the business of developing and manufacturing of network storage solutions. The Company has two main product lines, CD ROM/DVD software and networking systems, and plug and play network attached storage ("NAS") for PC-LANS.

     On March 30, 1998, the Company announced its Snap! Server. The Snap! Server is a protocol-independent, plug and play NAS device for PC-LANS. The Company believes that the Snap! Server provides superior ease-of-use and installation over competing products or methods for adding storage capacity to PC LAN networks. According to Peripheral Concepts, Inc., an independent market research firm, the market for NAS was approximately $800 million in 1997 and is projected to grow to $1.8 billion in 1999. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's existing CD ROM/DVD products. There can be no assurance that the Company's distributors, value-added resellers ("VARs"), or retailers will choose or be able to effectively market this new product or that the Company will be successful in developing alternate channels of distribution. Nor can there be any assurance that the Snap! Server will be a commercial success. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. The failure of the Company's distributors, VARs, and retailers to successfully market the Company's new products, the Company's failure to adapt quickly to new technologies, the Company's failure to develop new channels of distribution, or the failure to obtain market acceptance for the Snap! Server would have a material adverse effect on the Company's business, financial condition and results of operations.

     Because the Company generally ships its products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors such as: price and other forms of competition; seasonality; the introduction of new products by the Company's current and potential new competitors; market acceptance of new products; mix of software and systems sales; adoption of new technologies and standards, the long and complex sales cycle for site licenses; the timing of site license revenue; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end-user demand for its products due to the sale of products through distributors and VARs.

     In 1997, identifiable sales to federal governmental agencies accounted for approximately 14% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly and annual results of operations would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly and annual results of operations would be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. The Company has failed to meet its expectations of future revenues in the past. As a result of these and other factors, the Company believes that its revenues and operating results are difficult to predict and are subject to fluctuations from period to period. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21G of the Securities Exchange Act of 1934, as amended. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Risk Factors" beginning on page XX of this report; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Results of operations

Revenues

Product sales

     Product sales in the third quarter and first nine months of 1998 decreased by $1.3 million and $2.3 million, or 22% and 16% respectively, over the corresponding periods of 1997. This decrease was due to a continuing market driven shift from enterprise-wide CD ROM/DVD servers towards workgroup CD ROM/DVD servers, which have increased in volume but have lower average price points. Due to the shift in demand from enterprise-wide CD ROM/DVD servers, the Company anticipates that revenues from product sales in 1998 will be less than in 1997. Also included in product sales for the third quarter of 1998 was approximately $1.2 million in sales related to the Company's new Snap! Server. The markets for Meridian's products are extremely competitive, and the Company expects that Meridian's revenue could be adversely impacted as new competitors enter the market for NAS, and existing competition continues to consolidate, change and expand product offerings and react to prior market moves made by the Company.


     For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors-Operating losses; Fluctuations in Quarterly Operating Results," "-Rapid Technological Change; -Potential for Product Defects" and "-Emerging Markets; Product Concentration."

Gross Margin

     The Company's gross margin decreased to 41% and 44% in the third quarter and first nine months of 1998, respectively, from 54% and 53% in the comparable periods of 1997. The decrease in gross margins is the result of the continuing shift in the mix of CD ROM/DVD products from enterprise-wide severs to workgroup servers and sales of the Company's new Snap! Server, which has lower overall gross margins than Meridian's CD ROM/DVD products.

     As a result of the continuing shift in the Company's product sales towards systems with lower price points and pricing pressures, Meridian anticipates that gross margins will continue to decrease in 1998. The Company expects that the Snap! Server product line will also continue to generate gross margins lower than its existing CD ROM/DVD products.

     For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."

Operating Expenses

Research and development

     Research and development expense decreased to $1.3 million in the third quarter of 1998 from $1.6 million for the comparable period of 1997. This decrease was primarily due to the completion of the first Snap! Server product. For the nine months ended September 30, 1998, research and development expenses increased approximately $400,000 over the comparable period of 1997 due to expenses related to the development of the Snap! Server product. The Company anticipates that research and development expenses may increase as it begins development on future products in the Snap! Server family of products.

     The Company believes that due to CD ROM/DVD server hardware increasingly becoming a commodity item, it is difficult to create a significant competitive advantage solely through hardware development. As such, the Company devotes substantially all of its CD ROM/DVD engineering resources towards maintaining software compatablity with new CD ROM/DVD standards. The Company's inability to anticipate and respond to technological and market changes or the Company's failure to incorporate new technologies in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that it will incur significant amounts of non-recurring engineering expenses with respect to the development of future Snap! Server products and other new products. As such, Meridian anticipates that research and development expense may increase through at least the end of the year. In addition, there can be no assurance that Meridian's research and development efforts will result in the introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects."

Sales and marketing

     Sales and marketing expense increased to $3.5 million and $10.0 million in the third quarter and first nine months of 1998, respectively, from $3.0 million and $7.8 million for the corresponding periods of 1997. These increases were due primarily to higher marketing and advertising costs related to the Snap! Server product launch, and continuing Snap! Server marketing efforts. Meridian anticipates that sales and marketing expenses will continue to increase, both in absolute dollars and as a percent of sales. Sales and marketing expense consists primarily of payroll and related expenses (including commissions), and advertising and promotional related expenses.

     On March 30, 1998, Meridian announced the release of its first non-CD ROM/DVD product, the Snap! Server. The Company anticipates that the likelihood of other competitors entering this market is high. Such new competition could have substantially greater engineering, sales, marketing, and distribution resources than are available to Meridian. The Company anticipates that it will continue to incur significantly higher promotional costs related to the introduction of this new product than it has for other products in the past. In addition, there can be no assurance that Meridian's sales and marketing efforts will result in the successful introduction of new products, including the Snap! Server, or that any of such products will be commercially successful. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors" and "Product Concentration."

General and administrative

     General and administrative expense decreased to $576,000 in the third quarter of 1998 from $624,000 in the third quarter of 1997 and decreased $300,000 to $1.9 million for the nine months ended September 30, 1998 from the comparable period of 1997. These decreases were due to lower legal expenses partially offset by higher payroll related expenses.

Interest income

     Interest income decreased to $322,000 and $1.1 million in the third quarter and first nine months of 1998 from $455,000 and $1.5 million for the corresponding periods of 1997, respectively. This decrease was due to lower invested cash balances and lower interest rates. Future interest income will vary depending on the average invested balance and interest rates.

Income taxes

     The Company made no provision for income taxes in the first nine months of 1998 due to the net operating loss. Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at September 30, 1998.

Capital resources and liquidity

     Meridian's cash flow from operations for the first nine months of 1998 was adversely impacted by the net operating loss of $10.1 million and an increase in inventories, primarily due to the introduction of the Company's new Snap! Server. At September 30, 1998, the Company's principal source of liquidity consisted of cash and marketable securities totaling $22.6 million. Meridian believes that its current cash and marketable securities and a $7.5 million bank line will satisfy its working capital and capital expenditures for at least the next twelve months. All advances under the bank line must be repaid by the expiration date of July 30, 1999.

     The Company's entry into the NAS market will entail the expenditures of substantial funds for the completion of the Snap! Server, implementing a nation-wide marketing campaign, and developing distribution channels for the Snap! Server. These expenditures may be funded by internally generated cash, marketable securities, debt, or the sale of additional equity. The sale of additional equity would result in dilution in the equity ownership of the Company's stockholders. As a result of the extended payment terms required by the Company's Snap! Server retail customers, the Company's liquidity may be adversely impacted by the timing of payments required by its vendors preceding the receipt of payments from retail customers.

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

Operating Losses; Fluctuations in Quarterly Operating Results. The Company (then known as Parallan Computer, Inc.) fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. From that point the Company operated profitably until the first quarter of 1997, when it again began incurring net losses. The Company has failed to meet its expectations of future revenues in the past. As a result of these and other factors, the Company believes that its revenues and operating results are difficult to predict and are subject to fluctuations from period to period. There can be no assurance that the Company will return to profitability, or that if profitability is achieved, will be able to sustain profitability. In late 1996 and early 1997, the Company made several decisions to address the disappointing systems revenue growth experienced in the last three quarters of 1996. Late in the fourth quarter of 1996, Meridian increased its sales and promotional expenditures and, at the end of January 1997, significantly reduced system prices in response to competitive pressures. Even if unit shipments were to increase in the future, there can be no assurance that prices for the Company's products will not decrease further due to competitive pricing pressures. Accordingly, the Company may not meet its total revenue goals and the Company's business, financial condition and results of operations would be materially adversely affected. As a result of expenses related to completing the engineering development and developing and implementing the initial marketing campaign of Meridian's new Snap! Server, the Company anticipates that it may operate at a substantial net operating loss through the end of 1999.

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

     In 1997, identifiable sales to federal governmental agencies accounted for approximately 14% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly and annual results would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly and annual results would be adversely affected. Moreover, the Company's business has experienced and is expected to continue to experience seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Snap Server. The Company is actively developing additional products for its Snap! Server family of products. This enatils further expansion into non-CD ROM/DVD networking markets, in which the company has minimal experience. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD ROM/DVD networking market. In attempting to successfully enter the NAS market and other new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. With respect to NAS, Meridian must also successfully educate the market concerning the practicality of changing from conventional means of adding storage capacity to PC networks to installing its Snap! Server, or related products. There can be no assurance that the Company will be successful in marketing its Snap! Server or other new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of future Snap! Server products or other new products, or that its Snap! Server or other new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce current and future Snap! Server products or other new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition, and results of operations will all be materially adversely affected. The Company's potential new products likely will be subject to significant technical risk due to their complexity and the difficulty in gauging the engineering effort required to produce such products. There can be no assurance that future Snap! Server products and other potential new products will be introduced on a timely basis or at all. In addition, there can be no assurance that the Company will be able to continue to offer the functionality and ease-of-use that it believes future Snap! Server products require for a successful introduction. If the new products are delayed, do not offer the functionality and ease-of-use envisioned, or do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected. As a result of uncertainty with respect to Snap! Server revenues and anticipated expenses required to successfully develop and market this product, the Company anticipates that it may operate at a substantial net operating loss through the end of 1999.

Dependence on New Distribution Channels. The Company anticipates that VARs, catalogs, and business-to-business retailers will play a significant role in its Snap! Server sales strategy. In addition, as the market for the company's CD ROM/DVD products transition from enterprise- to workgroup-servers, the company anticipates that catalogs and business-to-business retailers will account for an increasingly greater proportion of the company's revenues. Early in 1998, some of the Company's existing CD ROM/DVD workgroup-server products began utilizing the same new distribution channels as the company's Snap! Server, in addition to the company traditional channels, distributors, VARs and direct sales/telemarketing. The Company must implement marketing strategies designed to indirectly generate end-user demand thru such new distribution channels. There can be no assurance that the Company will be able to effectively design and implement such strategies or that such strategies will be successful in generating such end-user demand. The Company's agreements or purchase orders with its catalog and business-to-business retailers typically allow for extended payment terms and substantial rights of return. While the Company will provide for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, financial condition, and results of operations. The Company's business, financial condition, and results of operations could also be materially adversely affected by changes in catalog or business-to-business retailers' inventory strategies, which could occur rapidly, and may be unrelated to end user demand. A failure of the Company's new distribution channels to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition, and results of operations. As a result of the extended payment terms required by these customers, the Company's liquidity may be adversely impacted by the timing of payments required by its vendors preceding the receipt of payments from retail customers.

Competition. The markets for the Company's CD ROM/DVD products are extremely competitive. The Company expects that competition will increase if more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD ROM/DVD networking market include other suppliers of CD ROM/DVD networking software and hardware such as Procom Technology, Inc., and Hewlett Packard, Inc.. The Company also competes indirectly with suppliers of personal computers, such as Dell Computer Corporation ("Dell"), Compaq Computer Corporation ("Compaq"), and International Business Machines Corporation ("IBM"), and network operating systems such as Microsoft Corporation and Novell, Inc., to the extent such companies include CD ROM/DVD networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD ROM/DVD manufacturers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

     Initially, the Company's Snap! Server will compete with alternative methods of adding storage to PC-LAN networks such as adding new PC servers from companies such as Dell, Compaq, Hewlett Packard and IBM, adding additional disk drives from manufacturers such as Seagate Technology, Inc. and Maxtor
Corporation to existing servers, and potential new competition from semiconductor manufacturers, such as Intel Corporation. These companies in particular and others similar to them, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

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

Dependence on Third Party Distributors. The Company derives substantially all of its product sales through distributors, VARs, and retailers. Two distributors accounted for 21% and 19%, respectively, of the Company's 1997 product sales. The loss of either of these distributors, or certain other distributors, VARs, or retailers would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's contractual relationships with its distributors, VARs, and retailers can generally be canceled upon notice to the Company. Certain of the Company's distributors, VARs, and retailers also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors, VARs, and retailers must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors, VARs, and retailers will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors, VARs, and retailers. Because the Company sells a significant portion of its products through distributors, VARs, and retailers it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company's distributors and retailers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the
Company's business, financial condition, and results of operations. The Company's business, financial condition, and results of operations could also be materially adversely affected by changes in distributors' or retailers inventory strategies, which could occur rapidly, and may be unrelated to end user demand. There can be no assurance that the Company's distributors, VARs, and retailers will to continue to market the Company's existing products. A failure of the Company's distributors, VARs, and retailers to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition, and results of operations

     The Company began shipping its new Snap! Server in the second quarter of 1998. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's current CD ROM/DVD products. As such, it entails significant new risks to Meridian. There can be no assurance that the Company's distributors, VARs, and retailers will choose or be able to effectively market this new product or that the Company will be successful in developing alternate channels of distribution. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company's contracts with distributors and purchase orders from retailers typically allow distributors and retailers of the Snap! Server and other new products to return products, subject to certain limitations, without charge or penalty. The Company will provide for a reserve for returns based on its contractual obligations. A failure of the Company's distributors, VARs, and retailers to successfully market this product, or the failure to establish other means of marketing, sales, and distribution, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company anticipates that the manufacturing of its new Snap! Server, including final assembly and testing, will be contracted out to third party vendors, some of whom may be located in Asia. Initially, Meridian will be dependent on a few third party contractors. Like its CD ROM/DVD counterparts, the Snap! Server will be dependent on a small number of suppliers for certain key components and parts, including microprocessors, integrated circuits and power modules. In addition, certain subassemblies used will be manufactured by a single third party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, or the loss of a key subassembly manufacturer, could have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, could have a material adverse effect upon the Company's business, financial condition and results of operations. The process of qualifying new suppliers or subassembly manufacturers would be lengthy, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations

Rapid Technological Change; Potential for Product Defects; and Obsolesce. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Over the past two years, CD ROM/DVD drive technology has advanced significantly. Additionally, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. Further, the Company's contracts with its distributors and retailers allow for product return, or price protection credits, based on current inventory levels of current and obsolete products under certain circumstances. Meridian estimates and accrues its required allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's estimate. Such an event could materially adversely affect the Company's business, financial condition and results of operations.

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

Item 6.  Exhibits and Reports on Form 10-K.

         (a)      Exhibits.
      2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
      2.2 Agreement and Plan of Merger between Meridian Data, Inc.,a California corporation, and Meridian Data, Inc., a Delaware corporation, dated May 29,1997 previously filed as Exhibit 2.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference..
      4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.
      4.2 Fourth Article of Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation (see Exhibit 3.1)
     10.1 Form of Indemnification Agreement by and among Meridian Data, Inc., a Delaware corporation, and its directors and officers previously filed as Exhibit 10.1B to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
     10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
     10.3 1992 Incentive Stock Plan and form of agreement thereunder previously
          filed as  Exhibit  10.3  to   Registration   Statement  on  Form  S-1
          (Registration No. 33-57976) and incorporated herein by reference.
     10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder.
     10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976)
          and incorporated herein by reference.
    10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
    10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference.
    10.16 Meridian Data, Inc.1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
    10.17 Stock Option Assignment and Exercise Agreement between the Registrant, International Business Machines Corporation and certain stockholders of the Registrant dated March 6, 1996 previously filed as Exhibit
          10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
    10.18 Meridian Data,  Inc. 1995 Director Stock Plan and form of subscription
          agreement   thereunder   previously   filed  as  Exhibit  4.3  to  the
          Registration Statement on Form S-8 (Registration No. 333-2622) and incorporated herein by reference.
    10.19 Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.19 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
    10.20 Loan and Security Agreement dated July 31, 1998 between Silicon Valley Bank and Meridian Data, Inc.
    16.1  Letter regarding change in accountants previously filed as Exhibit
          16.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
    27    Financial Data Schedule

         (b)  Reports on Form 8-K.
              none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                MERIDIAN DATA, INC.


Date:     November 11, 1998
         ---------------------------
                                              /S/Gianluca U. Rattazzi
                                              --------------------------
                                              GIANLUCA U. RATTAZZI, President
                                              and Chief Executive Officer.


Date:     November 11, 1998                   /S/Erik R. Miller
         ---------------------------          ---------------------------
                                              ERIK E. MILLER, Sr.Vice
                                              President, Finance and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer).

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS

Exhibit           Item                                                     Page
-------           --------------------------------------------------------------
10.20             Loan and Security Agreement dated July 31, 1998
                  between Silicon Valley Bank and Meridian Data, Inc.        22
27                Financial Data Schedule                                    53

                                                                  EXHIBIT 10.20


                           LOAN AND SECURITY AGREEMENT
                               MERIDIAN DATA, INC.

                              TABLE OF CONTENTS

                                                                          Page

1ACCOUNTING AND OTHER TERMS.................................................23

2LOAN AND TERMS OF PAYMENT..................................................23
   2.1 Advances.............................................................23
   2.2 Interest Rate, Payments..............................................23
   2.3 Fees.................................................................24

3CONDITIONS OF LOANS........................................................24
   3.1 Conditions Precedent to Initial Advance..............................24
   3.2 Conditions Precedent to all Advances.................................24

4CREATION OF SECURITY INTEREST..............................................24
   4.1 Grant of Security Interest...........................................24

5REPRESENTATIONS AND WARRANTIES.............................................25
   5.1 Due Organization and Authorization...................................25
   5.2 Collateral...........................................................25
   5.3 Litigation...........................................................25
   5.4 No Material Adverse Change in Financial Statements...................25
   5.5 Solvency.............................................................25
   5.6 Regulatory Compliance................................................25
   5.7 Subsidiaries.........................................................26
   5.8 Full Disclosure......................................................26

6AFFIRMATIVE COVENANTS......................................................26
   6.1 Government Compliance................................................26
   6.2 Financial Statements, Reports, Certificates..........................26
   6.3 Inventory; Returns...................................................27
   6.4 Taxes................................................................27
   6.5 Insurance............................................................27
   6.6 Primary Accounts.....................................................27
   6.7 Financial Covenants..................................................27
   6.8 Further Assurances...................................................28

7NEGATIVE COVENANTS.........................................................28
   7.1 Dispositions.........................................................28
   7.2 Changes in Business, Ownership, Management or Business Locations.....28
   7.3 Mergers or Acquisitions..............................................28
   7.4 Indebtedness.........................................................28
   7.5 Encumbrance..........................................................28
   7.6 Distributions; Investments...........................................29
   7.7 Transactions with Affiliates.........................................29
   7.8 Subordinated Debt....................................................29
   7.9 Compliance...........................................................29

8EVENTS OF DEFAULT..........................................................29
   8.1 Payment Default......................................................29
   8.2 Covenant Default.....................................................29
   8.3 Material Adverse Change..............................................30
   8.4 Attachment...........................................................30
   8.5 Insolvency...........................................................30
   8.6 Other Agreements.....................................................30
   8.7 Judgments............................................................30
   8.8 Misrepresentations...................................................30

9BANK'S RIGHTS AND REMEDIES.................................................31
   9.1 Rights and Remedies..................................................31
   9.2 Power of Attorney....................................................31
   9.3 Accounts Collection..................................................32
   9.4 Bank Expenses........................................................32
   9.5 Bank's Liability for Collateral......................................32
   9.6 Remedies Cumulative..................................................32
   9.7 Demand Waiver........................................................32

10NOTICES...................................................................32

11CHOICE OF LAW , VENUE AND JURY TRIAL WAIVER...............................33

12GENERAL PROVISIONS........................................................33
   12.1 Successors and Assigns..............................................33
   12.2 Indemnification.....................................................33
   12.3 Time of Essence.....................................................33
   12.4 Severability of Provision...........................................33
   12.5 Amendments in Writing, Integration..................................33
   12.6 Counterparts........................................................34
   12.7 Survival............................................................34
   12.8 Confidentiality.....................................................34
   12.9 Attorneys'Fees, Costs and Expenses..................................34

13DEFINITIONS...............................................................34
   13.1 Definitions.........................................................34

     This LOAN AND SECURITY AGREEMENT dated July 31, 1998, between SILICON VALLEY BANK ("Bank"), whose address is 3003 Tasman Drive, Santa Clara, California 95054 and MERIDIAN DATA, INC. ("Borrower"), whose address is 5615 Scotts Valley Drive, Scotts Valley,California 95066 provides the terms on which Bank will lend to Borrower and Borrower will repay Bank. The parties agree as follows:


         ACCOUNTING AND OTHER TERMS

     Accounting terms not defined in this Agreement will be construed following GAAP Calculations and determinations must be made following GAAP. The term "financial statements" includes the notes and schedules. The terms "including" and "includes" always mean "including (or includes) without limitation," in this or any Loan Document. This Agreement shall be construed to impart upon Bank a duty to act reasonably at all times.


         LOAN AND TERMS OF PAYMENT


         Advances.

     Borrower will pay Bank the unpaid principal amount of all Advances and interest on the unpaid principal amount of the Advances.

         Revolving Advances.

     Bank will make Advances not exceeding the Committed Revolving Line. Amounts borrowed under this Section may be repaid and reborrowed during the term of this Agreement.

     To obtain an Advance, Borrower must notify Bank by facsimile or telephone by 3:00 p.m. Pacific time on the Business Day the Advance is to be made. Borrower must promptly confirm the notification by delivering to Bank the Payment/Advance Form attached as Exhibit B. Bank will credit Advances to Borrower's deposit account. Bank may make Advances under this Agreement based on instructions from a Responsible Officer or his or her designee or without instructions if the Advances are necessary to meet Obligations which have become due. Bank may rely on any telephone notice given by a person whom Bank believes is a Responsible Officer or designee. Borrower will indemnify Bank for any loss Bank suffers due to reliance.

     The Committed Revolving Line terminates on the Revolving Maturity Date, when all Advances and other amounts due under this Agreement are immediately payable.


         Interest Rate, Payments.

     Interest Rate. Advances accrue interest on the outstanding principal balance at a per annum rate of 0.25 of one percentage point above the Prime Rate. After an Event of Default, Obligations accrue interest at 5 percent above the rate effective immediately before the Event of Default. The interest rate increases or decreases when the Prime Rate changes. Interest is computed on a 360 day year for the actual number of days elapsed.

     Payments. Interest due on the Committed Revolving Line is payable on the last day of each month. Bank may debit any of Borrower's deposit accounts including Account Number ________________________ for principal and interest payments or any amounts Borrower owes Bank. Bank will notify Borrower when it debits Borrower's accounts. These debits are not a set-off. Payments received after 12:00 noon Pacific time are considered received at the opening of business on the next Business Day. When a payment is due on a day that is not a Business Day, the payment is due the next Business Day and additional fees or interest accrue.


         Fees.

     Borrower will pay:

     Facility Fee. A fully earned, non-refundable Facility Fee of $28,125 due on the Closing Date; and

     Bank Expenses. All Bank Expenses (including reasonable attorneys' fees and expenses) incurred through and after the date of this Agreement, are payable when due.


         CONDITIONS OF LOANS


         Conditions Precedent to Initial Advance.

     Bank's obligation to make the initial Advance is subject to the condition precedent that it receive the agreements, documents and fees it requires.


         Conditions Precedent to all Advances.

     Bank's obligations to make each Advance, including the initial Advance, is subject to the following:

         timely receipt of any Payment/Advance Form; and

     the representations and warranties in Section 0 must be materially true on the date of the Payment/Advance Form and on the effective date of each Advance and no Event of Default may have occurred and be continuing, or result from the Advance. Each Advance is Borrower's representation and warranty on that date that the representations and warranties of Section 0 remain true.


         CREATION OF SECURITY INTEREST


         Grant of Security Interest.

     Borrower grants Bank a continuing security interest in all presently existing and later acquired Collateral to secure all Obligations and performance of each of Borrower's duties under the Loan Documents. Except for Permitted Liens, any security interest will be a first priority security interest in the Collateral. Bank may place a "hold" on any deposit account pledged as Collateral.


         REPRESENTATIONS AND WARRANTIES

         Borrower represents and warrants as follows:


         Due Organization and Authorization.

     Borrower and each Subsidiary is duly existing and in good standing in its state of formation and qualified and licensed to do business in, and in good standing in, any state in which the conduct of its business or its ownership of property requires that it be qualified.

     The execution, delivery and performance of the Loan Documents have been duly authorized, and do not conflict with Borrower's formation documents, nor constitute an event of default under any material agreement by which Borrower is bound. Borrower is not in default under any agreement to which or by which it is bound in which the default could cause a Material Adverse Change.


         Collateral.

     Borrower has good title to the Collateral, free of Liens except Permitted Liens. All Inventory is in all material respects of good and marketable quality, free from material defects.


         Litigation.

     Except as shown in the Schedule, there are no actions or proceedings pending or, to Borrower's knowledge, threatened by or against Borrower or any Subsidiary in which an adverse decision could cause a Material Adverse Change.


         No Material Adverse Change in Financial Statements.

     All consolidated financial statements for Borrower, and any Subsidiary, delivered to Bank fairly present in all material respects Borrower's consolidated financial condition and Borrower's consolidated results of operations. There has not been any material deterioration in Borrower's consolidated financial condition since the date of the most recent financial statements submitted to Bank.


         Solvency.

     The fair salable value of Borrower's assets (including goodwill minus disposition costs) exceeds the fair value of its liabilities; the Borrower is not left with unreasonably small capital after the transactions in this Agreement; and Borrower is able to pay its debts (including trade debts) as they mature.


         Regulatory Compliance.

     Borrower is not an "investment company" or a company "controlled" by an "investment company" under the Investment Company Act. Borrower is not engaged as one of its important activities in extending credit for margin stock (under Regulations G, T and U of the Federal Reserve Board of Governors). Borrower has complied with the Federal Fair Labor Standards Act. Borrower has not violated any laws, ordinances or rules, the violation of which could cause a Material Adverse Change. None of Borrower's or any Subsidiary's properties or assets has been used by Borrower or any Subsidiary or, to the best of Borrower's knowledge, by previous Persons, in disposing, producing, storing, treating, or transporting any hazardous substance other than legally. Borrower and each Subsidiary has timely filed all required tax returns and paid, or made adequate provision to pay, all taxes, except those being contested in good faith with adequate reserves under GAAP. Borrower and each Subsidiary has obtained all consents, approvals and authorizations of, made all declarations or filings with, and given all notices to, all government authorities that are necessary to continue its business as currently conducted.


         Subsidiaries.

     Borrower does not own any stock, partnership interest or other equity securities except for Permitted Investments.


         Full Disclosure.

     No representation, warranty or other statement of Borrower in any certificate or written statement given to Bank contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained in the certificates or statements not misleading.


         AFFIRMATIVE COVENANTS

     Borrower will do all of the following:


         Government Compliance.

     Borrower will maintain its and all Subsidiaries' legal existence and good standing in its jurisdiction of formation and maintain qualification in each jurisdiction in which the failure to so qualify could have a material adverse effect on Borrower's business or operations. Borrower will comply, and have each Subsidiary comply, with all laws, ordinances and regulations to which it is subject, noncompliance with which could have a material adverse effect on Borrower's business or operations or cause a Material Adverse Change.


         Financial Statements, Reports, Certificates.

     Borrower will deliver to Bank: (i) as soon as available, but no later than 30 days after the last day of each month, a company prepared consolidated balance sheet and income statement covering Borrower's consolidated operations during the period, in a form and certified by a Responsible Officer acceptable to Bank; (ii) as soon as available, but no later than 90 days after the last day of Borrower's fiscal year, audited consolidated financial statements prepared under GAAP, consistently applied, together with an unqualified opinion on the financial statements from an independent certified public accounting firm acceptable to Bank; (iii) a prompt report of any legal actions pending or threatened against Borrower or any Subsidiary that could result in damages or costs to Borrower or any Subsidiary of $100,000 or more; and (iv) budgets, sales projections, operating plans or other financial information Bank requests.

     Within 30 days after the last day of each month, Borrower will deliver to Bank with the monthly financial statements a Compliance Certificate signed by a Responsible Officer in the form of Exhibit C.

     During the occurrence and continuation of an Event of Default, Bank shall have the right to audit Borrower's Accounts at Borrower's expense.


         Inventory; Returns.

     Borrower will keep all Inventory in good and marketable condition, free from material defects. Returns and allowances between Borrower and its account debtors will follow Borrower's customary practices as they exist at execution of this Agreement. Borrower must promptly notify Bank of all returns, recoveries, disputes and claims, that involve more than $100,000.


         Taxes.

     Borrower will make, and cause each Subsidiary to make, timely payment of all material federal, state, and local taxes or assessments, except those being contested in good faith by proper proceedings with adequate reserves under GAAP, and will deliver to Bank, on demand, appropriate certificates attesting to the payment.


         Insurance.

     Borrower will keep its business and the Collateral insured for risks and in amounts, as Bank requests. Insurance policies will be in a form, with companies, and in amounts that are satisfactory to Bank. All property policies will have a lender's loss payable endorsement showing Bank as an additional loss payee and all liability policies will show the Bank as an additional insured and provide that the insurer must give Bank at least 20 days notice before canceling its policy. At Bank's request, Borrower will deliver certified copies of policies and evidence of all premium payments. Proceeds payable under any policy will, at Bank's option, be payable to Bank on account of the Obligations.


         Primary Accounts.

     Borrower will maintain its primary depository and operating accounts with Bank.


         Financial Covenants.

     Borrower will maintain as of the last day of each month:

     (i) Quick Ratio [Adjusted]. A ratio of Quick Assets to Current Liabilities minus Deferred Revenue of at least 1.00 to 1.00.

     (ii) Tangible Net Worth. A Tangible Net Worth of at least $10,000,000.

     (iii) Liquidity Coverage. A ratio of unrestricted cash (and equivalents) and marketable securities plus 50% of Accounts divided by outstanding Advances of not less than 2.00 to 1.00.


         Further Assurances.

         Borrower will execute any further instruments and take further action as Bank requests to perfect or continue Bank's security interest in the Collateral or to effect the purposes of this Agreement.


         NEGATIVE COVENANTS

     Borrower will not do any of the following:


         Dispositions.

     Convey, sell, lease, transfer or otherwise dispose of (collectively "Transfer"), or permit any of its Subsidiaries to Transfer, all or any part of its business or property, other than Transfers (i) of Inventory in the ordinary course of business; (ii) of non-exclusive licenses and similar arrangements for the use of the property of Borrower or its Subsidiaries in the ordinary course of business; or (iii) of worn-out or obsolete Equipment.


         Changes in Business, Ownership, Management or Business Locations.

     Engage in or permit any of its Subsidiaries to engage in any business other than the businesses currently engaged in by Borrower or have a material change in its ownership of greater than 25%. Borrower will not, without at least 30 days prior written notice, relocate its chief executive office or add any new offices or business locations.


         Mergers or Acquisitions.

     (i) Merge or consolidate, or permit any of its Subsidiaries to merge or consolidate, with any other Person, or acquire, or permit any of its Subsidiaries to acquire, all or substantially all of the capital stock or property of another Person, provided no Event of Default has occurred and is continuing or would result from such action during the term of this Agreement and result in a decrease of more than 25% of Tangible Net Worth; or (ii) merge or consolidate a Subsidiary into another Subsidiary or into Borrower.


         Indebtedness.

     Create, incur, assume, or be liable for any Indebtedness, or permit any Subsidiary to do so, other than Permitted Indebtedness.


         Encumbrance.

     Create, incur, or allow any Lien on any of its property, or assign or convey any right to receive income, including the sale of any Accounts, or permit any of its Subsidiaries to do so, except for Permitted Liens, or permit any Collateral not to be subject to the first priority security interest granted here.


         Distributions; Investments.

     Directly or indirectly acquire or own any Person, or make any Investment in any Person, other than Permitted Investments, or permit any of its Subsidiaries to do so. Pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, other than the purchase of up to $3,000,000 in Borrower's stock, provided, the Borrower is in compliance with all of its covenants and the purchase of the stock will not cause a covenant default.


         Transactions with Affiliates.

     Directly or indirectly enter or permit any material transaction with any Affiliate except transactions that are in the ordinary course of Borrower's business, on terms less favorable to Borrower than would be obtained in an arm's length transaction with a non-affiliated Person.


         Subordinated Debt.

     Make or permit any payment on any Subordinated Debt, except under the terms of the Subordinated Debt, or amend any provision in any document relating to the Subordinated Debt without Bank's prior written consent.


         Compliance.

     Become an "investment company" or a company controlled by an "investment company," under the Investment Company Act of 1940 or undertake as one of its important activities extending credit to purchase or carry margin stock, or use the proceeds of any Advance for that purpose; fail to meet the minimum funding requirements of ERISA, permit a Reportable Event or Prohibited Transaction, as defined in ERISA, to occur; fail to comply with the Federal Fair Labor Standards Act or violate any other law or regulation, if the violation could have a material adverse effect on Borrower's business or operations or cause a Material Adverse Change, or permit any of its Subsidiaries to do so.


         EVENTS OF DEFAULT

     Any one of the following is an Event of Default:


         Payment Default.

     If Borrower fails to pay any of the Obligations;


         Covenant Default.

     If Borrower does not perform any obligation in Section 0 or violates any covenant in Section 0 or does not perform or observe any other material term, condition or covenant in this Agreement, any Loan Documents, or in any agreement between Borrower and Bank and as to any default under a term, condition or covenant that can be cured, has not cured the default within 10 days after it occurs, or if the default cannot be cured within 10 days or cannot be cured after Borrower's attempts within 10 day period, and the default may be cured within a reasonable time, then Borrower has an additional period (of not more than 30 days) to attempt to cure the default. During the additional time, the failure to cure the default is not an Event of Default (but no Advances will be made during the cure period);


         Material Adverse Change.

     (i) If there occurs a material impairment in the perfection or priority of the Bank's security interest in the Collateral or in the value of such Collateral which is not covered by adequate insurance or (ii) if the Bank determines, based upon information available to it and in its reasonable judgment, that there is a reasonable likelihood that Borrower will fail to comply with one or more of the financial covenants in Section 0 during the next succeeding financial reporting period.


         Attachment.

     If any material portion of Borrower's assets is attached, seized, levied on, or comes into possession of a trustee or receiver and the attachment, seizure or levy is not removed in 10 days, or if Borrower is enjoined, restrained, or prevented by court order from conducting a material part of its business or if a judgment or other claim becomes a Lien on a material portion of Borrower's assets, or if a notice of lien, levy, or assessment is filed against any of Borrower's assets by any government agency and not paid within 10 days after Borrower receives notice. These are not Events of Default if stayed or if a bond is posted pending contest by Borrower (but no Advances will be made during the cure period);


         Insolvency.

     If Borrower becomes insolvent or if Borrower begins an Insolvency Proceeding or an Insolvency Proceeding is begun against Borrower and not dismissed or stayed within 30 days (but no Advances will be made before any Insolvency Proceeding is dismissed);


         Other Agreements.

     If there is a default in any agreement between Borrower and a third party that gives the third party the right to accelerate any Indebtedness exceeding $100,000 or that could cause a Material Adverse Change;


         Judgments.

     If a money judgment(s) in the aggregate of at least $50,000 is rendered against Borrower and is unsatisfied and unstayed for 10 days (but no Advances will be made before the judgment is stayed or satisfied); or


         Misrepresentations.

     If  Borrower  or  any  Person  acting  for  Borrower   makes  any  material
misrepresentation or material misstatement now or later in any warranty or representation in this Agreement or in any writing delivered to Bank or to induce Bank to enter this Agreement or any Loan Document.


         BANK'S RIGHTS AND REMEDIES


         Rights and Remedies.

     When an Event of Default occurs and continues Bank may, without notice or demand, do any or all of the following:

     Declare all Obligations immediately due and payable (but if an Event of Default described in Section 0 occurs all Obligations are immediately due and payable without any action by Bank);

     Stop advancing money or extending credit for Borrower's benefit under this Agreement or under any other agreement between Borrower and Bank;

     Settle or adjust disputes and claims directly with account debtors for amounts, on terms and in any order that Bank considers advisable;

     Make any payments and do any acts it considers necessary or reasonable to protect its security interest in the Collateral. Borrower will assemble the Collateral if Bank requires and make it available as Bank designates. Bank may enter premises where the Collateral is located, take and maintain possession of any part of the Collateral, and pay, purchase, contest, or compromise any Lien which appears to be prior or superior to its security interest and pay all expenses incurred. Borrower grants Bank a license to enter and occupy any of its premises, without charge, to exercise any of Bank's rights or remedies;

     Apply to the Obligations any (i) balances and deposits of Borrower it holds, or (ii) any amount held by Bank owing to or for the credit or the account of Borrower;

     Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell the Collateral; and

     Dispose of the Collateral according to the Code.


         Power of Attorney.

     Effective only when an Event of Default occurs and continues, Borrower irrevocably appoints Bank as its lawful attorney to: (i) endorse Borrower's name on any checks or other forms of payment or security; (ii) sign Borrower's name on any invoice or bill of lading for any Account or drafts against account debtors, (iii) make, settle, and adjust all claims under Borrower's insurance policies; (iv) settle and adjust disputes and claims about the Accounts directly with account debtors, for amounts and on terms Bank determines reasonable; and
(v) transfer the Collateral into the name of Bank or a third party as the Code permits. Bank may exercise the power of attorney to sign Borrower's name on any documents necessary to perfect or continue the perfection of any security interest regardless of whether an Event of Default has occurred. Bank's appointment as Borrower's attorney in fact, and all of Bank's rights and powers, coupled with an interest, are irrevocable until all Obligations have been fully repaid and performed and Bank's obligation to provide Advances terminates.


         Accounts Collection.

     When an Event of Default occurs and continues, Bank may notify any Person owing Borrower money of Bank's security interest in the funds and verify the amount of the Account. Borrower must collect all payments in trust for Bank and, if requested by Bank, immediately deliver the payments to Bank in the form received from the account debtor, with proper endorsements for deposit.


         Bank Expenses.

     If Borrower fails to pay any amount or furnish any required proof of payment to third persons Bank may make all or part of the payment or obtain insurance policies required in Section 0, and take any action under the policies Bank deems prudent. Any amounts paid by Bank are Bank Expenses and immediately due and payable, bearing interest at the then applicable rate and secured by the Collateral. No payments by Bank are deemed an agreement to make similar payments in the future or Bank's waiver of any Event of Default.


         Bank's Liability for Collateral.

     If Bank complies with  reasonable  banking  practices it is not liable for:
(a) the safekeeping of the Collateral; (b) any loss or damage to the Collateral;
(c) any diminution in the value of the Collateral; or (d) any act or default of any carrier, warehouseman, bailee, or other person. Borrower bears all risk of loss, damage or destruction of the Collateral.


         Remedies Cumulative.

     Bank's rights and remedies under this Agreement, the Loan Documents, and all other agreements are cumulative. Bank has all rights and remedies provided under the Code, by law, or in equity. Bank's exercise of one right or remedy is not an election, and Bank's waiver of any Event of Default is not a continuing waiver. Bank's delay is not a waiver, election, or acquiescence. No waiver is effective unless signed by Bank and then is only effective for the specific instance and purpose for which it was given.


         Demand Waiver.

     Borrower waives demand, notice of default or dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension, or renewal of accounts, documents, instruments, chattel paper, and guarantees held by Bank on which Borrower is liable.


         NOTICES

     All notices or demands by any party about this Agreement or any other related agreement must be in writing and be personally delivered or sent by an overnight delivery service, by certified mail, postage prepaid, return receipt requested, or by telefacsimile to the addresses set forth at the beginning of this Agreement. A Party may change its notice address by giving the other Party written notice.


         CHOICE OF LAW , VENUE AND JURY TRIAL WAIVER

     California law governs the Loan Documents without regard to principles of conflicts of law. Borrower and Bank each submit to the exclusive jurisdiction of the State and Federal courts in Santa Clara County, California.

BORROWER AND BANK EACH WAIVE THEIR RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY CONTEMPLATED TRANSACTION, INCLUDING CONTRACT, TORT, BREACH OF DUTY AND ALL OTHER CLAIMS. THIS WAIVER IS A MATERIAL INDUCEMENT FOR BOTH PARTIES TO ENTER INTO THIS AGREEMENT. EACH PARTY HAS REVIEWED THIS WAIVER WITH ITS COUNSEL.


         GENERAL PROVISIONS


         Successors and Assigns.

     This Agreement binds and is for the benefit of the successors and permitted assigns of each party. Borrower may not assign this Agreement or any rights under it without Bank's prior written consent which may be granted or withheld in Bank's discretion. Bank has the right, without the consent of or notice to Borrower, to sell, transfer, negotiate, or grant participation in all or any part of, or any interest in, Bank's obligations, rights and benefits under this Agreement.


         Indemnification.

     Borrower will indemnify, defend and hold harmless Bank and its officers, employees, and agents against: (a) all obligations, demands, claims, and liabilities asserted by any other party in connection with the transactions contemplated by the Loan Documents; and (b) all losses or Bank Expenses incurred, or paid by Bank from, following, or consequential to transactions between Bank and Borrower (including reasonable attorneys fees and expenses), except for losses caused by Bank's gross negligence or willful misconduct.


         Time of Essence.

     Time is of the essence for the performance of all obligations in this Agreement.


         Severability of Provision.

     Each provision of this Agreement is severable from every other provision in determining the enforceability of any provision.


         Amendments in Writing, Integration.

     All amendments to this Agreement must be in writing and signed by Borrower and Bank. This Agreement represents the entire agreement about this subject matter, and supersedes prior negotiations or agreements. All prior agreements, understandings, representations, warranties, and negotiations between the parties about the subject matter of this Agreement merge into this Agreement and the Loan Documents.


         Counterparts.

     This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, are an original, and all taken together, constitute one Agreement.


         Survival.

     All covenants, representations and warranties made in this Agreement continue in full force while any Obligations remain outstanding. The obligations of Borrower in Section 0 to indemnify Bank will survive until all statutes of limitations for actions that may be brought against Bank have run.


         Confidentiality.

     In handling any confidential information, Bank will exercise the same degree of care that it exercises for its own proprietary information, but disclosure of information may be made (i) to Bank's subsidiaries or affiliates in connection with their business with Borrower, (ii) to prospective transferees or purchasers of any interest in the Loans, (iii) as required by law, regulation, subpoena, or other order, (iv) as required in connection with Bank's examination or audit and (v) as Bank considers appropriate exercising remedies under this Agreement. Confidential information does not include information that either: (a) is in the public domain or in Bank's possession when disclosed to Bank, or becomes part of the public domain after disclosure to Bank; or (b) is disclosed to Bank by a third party, if Bank does not know that the third party is prohibited from disclosing the information.



         Attorneys' Fees, Costs and Expenses.

     In any action or proceeding between Borrower and Bank arising out of the Loan Documents, the prevailing party will be entitled to recover its reasonable attorneys' fees and other costs and expenses incurred, in addition to any other relief to which it may be entitled.


         DEFINITIONS


         Definitions.

         In this Agreement:

     "Accounts" are all existing and later arising accounts, contract rights, and other obligations owed Borrower in connection with its sale or lease of goods (including licensing software and other technology) or provision of services, all credit insurance, guaranties, other security and all merchandise returned or reclaimed by Borrower and Borrower's Books relating to any of the foregoing.

     "Advance" or "Advances" is a loan advance (or advances) under the Committed Revolving Line.

     "Affiliate" of a Person is a Person that owns or controls directly or indirectly the Person, any Person that controls or is controlled by or is under common control with the Person, and each of that Person's senior executive officers, directors, partners and, for any Person that is a limited liability company, that Person's managers and members.

     "Bank Expenses" are all audit fees and expenses and reasonable costs or expenses (including reasonable attorneys' fees and expenses) for preparing, negotiating, administering, defending and enforcing the Loan Documents (including appeals or Insolvency Proceedings).

     "Borrower's Books" are all Borrower's books and records including ledgers, records regarding Borrower's assets or liabilities, the Collateral, business operations or financial condition and all computer programs or discs or any equipment containing the information.

     "Business Day" is any day that is not a Saturday, Sunday or a day on which the Bank is closed.

     "Closing Date" is the date of this Agreement.

     "Code" is the California Uniform Commercial Code.

     "Collateral" is the property described on Exhibit A.

     "Committed Revolving Line" is an Advance of up to $7,500,000.

     "Contingent Obligation" is, for any Person, any direct or indirect liability, contingent or not, of that Person for (i) any indebtedness, lease, dividend, letter of credit or other obligation of another such as an obligation directly or indirectly guaranteed, endorsed, co-made, discounted or sold with recourse by that Person, or for which that Person is directly or indirectly liable; (ii) any obligations for undrawn letters of credit for the account of that Person; and (iii) all obligations from any interest rate, currency or commodity swap agreement, interest rate cap or collar agreement, or other agreement or arrangement designated to protect a Person against fluctuation in interest rates, currency exchange rates or commodity prices; but "Contingent Obligation" does not include endorsements in the ordinary course of business. The amount of a Contingent Obligation is the stated or determined amount of the primary obligation for which the Contingent Obligation is made or, if not determinable, the maximum reasonably anticipated liability for it determined by the Person in good faith; but the amount may not exceed the maximum of the obligations under the guarantee or other support arrangement.

     "Current   Liabilities"  are  the  aggregate  amount  of  Borrower's  Total
Liabilities which mature within one (1) year.

     "Deferred Revenue" is all amounts received in advance of performance under contracts and not yet recognized as revenue.

     "Equipment"  is  all  present  and  future  machinery,   equipment,  tenant
improvements, furniture, fixtures, vehicles, tools, parts and attachments in which Borrower has any interest.

     "ERISA" is the Employment Retirement Income Security Act of 1974, and its regulations.

     "GAAP" is generally accepted accounting principles.

     "Indebtedness" is (a) indebtedness for borrowed money or the deferred price of property or services, such as reimbursement and other obligations for surety bonds and letters of credit, (b) obligations evidenced by notes, bonds, debentures or similar instruments, (c) capital lease obligations and (d) Contingent Obligations.

     "Insolvency Proceeding" are proceedings by or against any Person under the United States Bankruptcy Code, or any other bankruptcy or insolvency law, including assignments for the benefit of creditors, compositions, extensions generally with its creditors, or proceedings seeking reorganization, arrangement, or other relief.

     "Inventory" is present and future inventory in which Borrower has any interest, including merchandise, raw materials, parts, supplies, packing and shipping materials, work in process and finished products intended for sale or lease or to be furnished under a contract of service, of every kind and description now or later owned by or in the custody or possession, actual or constructive, of Borrower, including inventory temporarily out of its custody or possession or in transit and including returns on any accounts or other proceeds (including insurance proceeds) from the sale or disposition of any of the foregoing and any documents of title.

     "Investment" is any beneficial ownership of (including stock, partnership interest or other securities) any Person, or any loan, advance or capital contribution to any Person.

     "Lien" is a mortgage, lien, deed of trust, charge, pledge, security interest or other encumbrance.

     "Loan Documents" are, collectively, this Agreement, any note, or notes or guaranties executed by Borrower or Guarantor, and any other present or future agreement between Borrower and/or for the benefit of Bank in connection with this Agreement, all as amended, extended or restated.

     "Material Adverse Change" is defined in Section 0.

     "Obligations" are debts, principal, interest, Bank Expenses and other amounts Borrower owes Bank now or later, including letters of credit and Exchange Contracts and including interest accruing after Insolvency Proceedings begin and debts, liabilities, or obligations of Borrower assigned to Bank.

         "Permitted Indebtedness" is:

     (a) Borrower's indebtedness to Bank under this Agreement or any other Loan Document;

     (b) Indebtedness existing on the Closing Date and shown on the Schedule;

     (c) Subordinated Debt;

     (d) Indebtedness to trade creditors incurred in the ordinary course of business;

     (e) Indebtedness secured by Permitted Liens;

     (f) Other Indebtedness, not otherwise permitted by Section 7.4 not exceeding $100,000 in the aggregate outstanding at any time; and

     (g) Extensions, refinancings, modifications, amendments and restatements of any items of Permitted Indebtedness (a) through (f) above, provided that the principal amount thereof is not increased or the terms thereof are not modified to impose more burdensome terms upon Borrower or its Subsidiary, as the case may be.

         "Permitted Investments" are:

     (a) Investments shown on the Schedule and existing on the Closing Date;

     (b) (i) marketable direct obligations issued or unconditionally guaranteed by the United States or its agency or any State maturing within 1 year from its acquisition, (ii) commercial paper maturing no more than 1 year after its creation and having the highest rating from either Standard & Poor's Corporation or Moody's Investors Service, Inc., and (iii) Bank's certificates of deposit issued maturing no more than 1 year after issue.

     (c) Investments consisting of the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business;

     (d) Investments consisting of receivables owing to Borrower or its Subsidiaries by Persons and advances to customers or suppliers, in each case, if created, acquired or made in the ordinary course of business; provided that this paragraph (d) shall not apply to Investments owing by Subsidiaries to Borrower;

     (e) Investments consisting of (i) compensation of employees, officers and directors of Borrower or its Subsidiaries so long as the Board of Directors of Borrower determines that such compensation is in the best interests of Borrower,
(ii) travel advances, employee relocation loans and other employee loans and advances in the ordinary course of business, (iii) loans to employees, officers or directors relating to the purchase of equity securities of Borrower or its Subsidiaries pursuant to employee stock purchase plans approved by Borrower's Board of Directors, (iv) other loans to officers and employees approved by the Board of Directors in an aggregate amount not in excess of $50,000 outstanding at any time;

     (f) Investments (including debt obligations) received in connection with the bankruptcy or reorganization of customers or suppliers and in settlement of delinquent obligations of, and other disputes with, customers or suppliers arising in the ordinary course of business;

     (g) Investments pursuant to or arising under currency agreements or interest rate agreements entered into in the ordinary course of business;

     (h) Investments consisting of prepaid royalties and other credit extensions to, customers and suppliers who are not Affiliates, in the ordinary course of business;

     (i) Investments constituting acquisitions permitted under Section 7.3;

     (j) Deposit accounts of Borrower in which Bank has a Lien prior to any other Lien;

     (k) Deposit accounts of any Subsidiaries maintained in the ordinary course of business;

     (l) Investments accepted in connection with Transfers permitted by Section 7.1;

     (m) Other Investments aggregating not in excess of $100,000 at any time;

     (n) Investments consistent with any documented investment program approved by the board of directors of the Borrower.

         "Permitted Liens" are:

     (a) Liens existing on the Closing Date and shown on the Schedule or arising under this Agreement or other Loan Documents;

     (b) Liens for taxes, fees, assessments or other government charges or levies, either not delinquent or being contested in good faith and for which Borrower maintains adequate reserves on its Books, if they have no priority over any of Bank's security interests;

     (c) Purchase money Liens (i) on Equipment acquired or held by Borrower or its Subsidiaries incurred for financing the acquisition of the Equipment, or
(ii) existing on equipment when acquired, if the Lien is confined to the property and improvements and the proceeds of the equipment;

     (d) Leases or subleases and licenses or sublicenses granted in the ordinary course of Borrower's business and any interest or title of a lessor, licensor or under any lease or license, if the leases, subleases, licenses and sublicenses permit granting Bank a security interest;

     (e) Liens arising from judgments, decrees or attachments in circumstances not constituting an Event of Default under Section 8.7;

     (f) Easements, reservations, rights-of-way, restrictions, minor defects or irregularities in title and other similar charges or encumbrances affecting real property not constituting a Material Adverse Effect;

     (g) Liens that are not prior to the Lien of Bank which constitute rights of set-off of a customary nature or bankers' Liens with respect to amounts on deposit, whether arising by operation of law or by contract, in connection with arrangements entered into with banks in the ordinary course of business;

     (h) Earn-out and royalty obligations existing on the date hereof or entered into in connection with an acquisition permitted by Section 7.3; and

     (i) Liens incurred in connection with the extension, renewal or refinancing of the indebtedness secured by Liens of the type described above, provided that any extension, renewal or replacement Lien shall be limited to the property encumbered by the existing Lien and the principal amount of the indebtedness

     "Person" is any individual, sole proprietorship, partnership, limited liability company, joint venture, company association, trust, unincorporated organization, association, corporation, institution, public benefit corporation, firm, joint stock company, estate, entity or government agency.

     "Prime Rate" is Bank's most recently announced "prime rate," even if it is not Bank's lowest rate.

     "Quick Assets" is, on any date, the Borrower's consolidated, unrestricted cash, cash equivalents, net billed accounts receivable and investments with maturities of fewer than 12 months determined according to GAAP.

     "Responsible Officer" is each of the Chief Executive Officer, the President, the Chief Financial Officer and the Controller of Borrower.

     "Revolving Maturity Date" is July 30, 1999.

     "Schedule" is any attached schedule of exceptions.

     "Subordinated Debt" is debt incurred by Borrower subordinated to Borrower's debt to Bank (and identified as subordinated by Borrower and Bank).

     "Subsidiary" is for any Person, or any other business entity of which more than 50% of the voting stock or other equity interests is owned or controlled, directly or indirectly, by the Person or one or more Affiliates of the Person.

     "Tangible Net Worth" is, on any date, the consolidated total assets of Borrower and its Subsidiaries minus, (i) any amounts attributable to (a) goodwill, (b) intangible items such as unamortized debt discount and expense, Patents, trade and service marks and names, Copyrights and research and development expenses except prepaid expenses, and (c) reserves not already deducted from assets, and (ii) Total Liabilities plus Subordinated Debt.

     "Total Liabilities" is on any day, obligations that should, under GAAP, be classified as liabilities on Borrower's consolidated balance sheet, including all Indebtedness, and current portion Subordinated Debt allowed to be paid, but excluding all other Subordinated Debt.


BORROWER:

Meridian Data, Inc.


By:

Title:


BANK:

SILICON VALLEY BANK


By:

Title:

                             EXHIBIT A


     The Collateral consists of all of Borrower's right, title and interest in and to the following:

     All goods and equipment now owned or hereafter acquired, including, without limitation, all machinery, fixtures, vehicles (including motor vehicles and trailers), and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing, wherever located;

     All inventory, now owned or hereafter acquired, including, without limitation, all merchandise, raw materials, parts, supplies, packing and shipping materials, work in process and finished products including such inventory as is temporarily out of Borrower's custody or possession or in transit and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale or disposition of any of the foregoing and any documents of title representing any of the above;

     All contract rights and general intangibles now owned or hereafter acquired, including, without limitation, goodwill, trademarks, servicemarks, trade styles, trade names, patents, patent applications, leases, license agreements, franchise agreements, blueprints, drawings, purchase orders, customer lists, route lists, infringements, claims, computer programs, computer discs, computer tapes, literature, reports, catalogs, design rights, income tax refunds, payments of insurance and rights to payment of any kind;

     All now existing and hereafter arising accounts, contract rights, royalties, license rights and all other forms of obligations owing to Borrower arising out of the sale or lease of goods, the licensing of technology or the rendering of services by Borrower, whether or not earned by performance, and any and all credit insurance, guaranties, and other security therefor, as well as all merchandise returned to or reclaimed by Borrower;

     All documents, cash, deposit accounts, securities, securities
entitlements,   securities  accounts,  investment  property,  financial  assets, letters of credit, certificates of deposit, instruments and chattel paper now owned or hereafter acquired and Borrower's Books relating to the foregoing;

     All copyright rights, copyright applications, copyright registrations and like protections in each work of authorship and derivative work thereof, whether published or unpublished, now owned or hereafter acquired; all trade secret rights, including all rights to unpatented inventions, know-how, operating manuals, license rights and agreements and confidential information, now owned or hereafter acquired; all mask work or similar rights available for the protection of semiconductor chips, now owned or hereafter acquired; all claims for damages by way of any past, present and future infringement of any of the foregoing; and

All Borrower's Books relating to the foregoing and any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof.

Notwithstanding the foregoing, the security interest granted herein shall not extend to and the term "Collateral" shall not include any license or contract rights that are nonassignable by their terms, provided this exclusion shall not extend to accounts, chattel paper or general intangibles for money due or to become due in accordance with Section 9318(4) of the Code. Except as disclosed on the Schedule, Borrower is not a party to, nor is bound by, any license or other agreement that prohibits or otherwise restricts Borrower from granting a security interest in Borrower's interest in such license or agreement or any other property. Without prior notice to Bank, Borrower shall not enter into, or become bound by, any such license or agreement. Borrower shall take such steps as Bank requests to obtain the consent of, or waiver by, any person whose consent or waiver is necessary for Bank to have a security interest that might otherwise be restricted or prohibited by the terms of any such license or agreement whether now existing or entered into in the future. Bank's lien and security interest in the Collateral will continue until Borrower fully satisfies its Obligations.

                                    EXHIBIT B

                   LOAN PAYMENT/ADVANCE TELEPHONE REQUEST FORM

              DEADLINE FOR SAME DAY PROCESSING IS 3:00 P.M., P.S.T.


TO:  CENTRAL CLIENT SERVICE DIVISION                  DATE:
FAX#:  (408) 496-2426                                 TIME:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FROM:  Meridian Data, Inc.
--------------------------------------------------------------------------------
                            CLIENT NAME (BORROWER)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REQUESTED BY:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                             AUTHORIZED SIGNER'S NAME
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
AUTHORIZED SIGNATURE:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PHONE NUMBER:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
FROM ACCOUNT #                                        TO ACCOUNT #
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REQUESTED TRANSACTION TYPE                  REQUESTED DOLLAR AMOUNT

--------------------------------------------------------------------------------
PRINCIPAL INCREASE (ADVANCE)                $
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PRINCIPAL PAYMENT (ONLY)                    $
--------------------------------------------------------------------------------
INTEREST PAYMENT (ONLY)                     $
--------------------------------------------------------------------------------
PRINCIPAL AND INTEREST (PAYMENT)            $
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
OTHER INSTRUCTIONS:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
All Borrower's representations and warranties in the Loan and Security Agreement are true, correct and complete in all material respects on the date of the telephone request for and Advance confirmed by this Borrowing Certificate; but those representations and warranties expressly referring to another date shall be true, correct and complete in all material respects as of that date.
--------------------------------------------------------------------------------
                               BANK USE ONLY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TELEPHONE REQUEST:

The following person is authorized to request the loan payment transfer/loan advance on the advance designated account and is known to me.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                  Authorized Requester                               Phone #
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                  Received By (Bank)                                 Phone #
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           Authorized Signature (Bank)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                    EXHIBIT C
                             COMPLIANCE CERTIFICATE


TO:               SILICON VALLEY BANK
                  3003 Tasman Drive
                  Santa Clara, CA 95054

FROM:             MERIDIAN DATA, INC.


     The undersigned authorized officer of Meridian Data, Inc. ("Borrower") certifies that under the terms and conditions of the Loan and Security Agreement between Borrower and Bank (the "Agreement"), (i) Borrower is in complete compliance for the period ending _______________ with all required covenants except as noted below and (ii) all representations and warranties in the Agreement are true and correct in all material respects on this date. Attached are the required documents supporting the certification. The Officer certifies that these are prepared in accordance with Generally Accepted Accounting Principles (GAAP) consistently applied from one period to the next except as explained in an accompanying letter or footnotes. The Officer acknowledges that no borrowings may be requested at any time or date of determination that Borrower is not in compliance with any of the terms of the Agreement, and that compliance is determined not just at the date this certificate is delivered.

     Please indicate compliance status by circling Yes/No under "Complies" column.

Reporting Covenant                   Required                           Complies

Monthly financial statements         Monthly within 30 days           Yes     No
+Comp. Cert
Annual (Audited)                     FYE within 90 days               Yes     No

Financial Covenant                   Required        Actual             Complies

Maintain on a Monthly Basis:
 Minimum Tangible Net Worth         $10,000,000     $________         Yes     No
 Min. Adjusted Quick Ratio           1.00:1.00       ______:1.00      Yes     No
 Min. Liquidity                                      2.00:1.00      ______ :1.00
--------------------------------------------------------------------------------
                    BANK USE ONLY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Received by:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                  AUTHORIZED SIGNER
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Date:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Verified:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                  AUTHORIZED SIGNER
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Date:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Compliance Status:                        Yes     No
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Comments Regarding Exceptions:  See Attached.


Sincerely,


Meridian Data, Inc.


SIGNATURE


TITLE


DATE

 // <<MY Initials>>


                         CORPORATE BORROWING RESOLUTION

Borrower: Meridian Data, Inc.               Bank:     Silicon Valley Bank
          5615 Scotts Valley Drive                    3003 Tasman Drive
          Scotts Valley, CA 95066                     Santa Clara, CA 95054-1191

I, the undersigned Secretary or Assistant Secretary of Meridian Data, Inc. ("Borrower"), HEREBY CERTIFY that Borrower is a corporation duly organized and existing under and by virtue of the laws of the State of Delaware.

I FURTHER CERTIFY that at a meeting of the Directors of Borrower (or by other duly authorized corporate action in lieu of a meeting), duly called and held, at which a quorum was present and voting, the following resolutions were adopted.

BE IT RESOLVED, that any one (1) of the following named officers, employees, or agents of Borrower, whose actual signatures are shown below:

NAMES                       POSITIONS                          ACTUAL SIGNATURES










acting for and on behalf of Borrower and as its act and deed be, and they hereby are, authorized and empowered:

     Borrow Money. To borrow from time to time from Silicon Valley Bank ("Bank"), on such terms as may be agreed upon between the officers of Borrower and Bank, such sum or sums of money as in their judgment should be borrowed.

     Execute Loan Documents. To execute and deliver to Bank the loan documents of Borrower, on Bank's forms, at such rates of interest and on such terms as may be agreed upon, evidencing the sums of money so borrowed or any indebtedness of Borrower to Bank, and also to execute and deliver to Bank one or more renewals, extensions, modifications, refinancings, consolidations, or substitutions for one or more of the loan documents, or any portion of the loan documents.

     Grant Security. To grant a security interest to Bank in any of Borrower's assets, which security interest shall secure all of Borrower's obligations to Bank

     Negotiate Items. To draw, endorse, and discount with Bank all drafts, trade acceptances, promissory notes, or other evidences of indebtedness payable to or belonging to Borrower or in which Borrower may have an interest, and either to receive cash for the same or to cause such proceeds to be credited to the account of Borrower with Bank, or to cause such other disposition of the proceeds derived therefrom as they may deem advisable.

     Letters of Credit. To execute letter of credit applications and other related documents pertaining to Bank's issuance of letters of credit.

     Foreign Exchange Contracts. To execute and deliver foreign exchange contracts, either spot or forward, from time to time, in such amount as, in the judgment of the officer or officers herein authorized.

          Issue Warrants. To issue warrants to purchase Borrower's capital stock, for such class, series and number, and on such terms, as an officer of Borrower shall deem appropriate.

          Further Acts. In the case of lines of credit, to designate additional or alternate individuals as being authorized to request advances thereunder, and in all cases, to do and perform such other acts and things, to pay any and all fees and costs, and to execute and deliver such other documents and agreements, including agreements waiving the right to a trial by jury, as they may in their discretion deem reasonably necessary or proper in order to carry into effect the provisions of these Resolutions.

BE IT FURTHER RESOLVED, that any and all acts authorized pursuant to these Resolutions and performed prior to the passage of these resolutions are hereby ratified and approved, that these Resolutions shall remain in full force and effect and Bank may rely on these Resolutions until written notice of their revocation shall have been delivered to and received by Bank. Any such notice shall not affect any of Borrower's agreements or commitments in effect at the time notice is given.

I FURTHER CERTIFY that the persons named above are principal officers of the Borrower and occupy the positions set opposite their respective names; that the foregoing Resolutions now stand of record on the books of the Borrower; and that they are in full force and effect and have not been modified or revoked in any manner whatsoever.

IN WITNESS WHEREOF, I have hereunto set my hand on July 31, 1998 and attest that the signatures set opposite the names listed above are their genuine signatures.

CERTIFIED TO AND ATTESTED BY:

X ______________________________________________
   *Secretary or Assistant Secretary

X ______________________________________________



*NOTE: In case the Secretary or other certifying officer is designated by the foregoing resolutions as one of the signing officers, this resolution should also be signed by a second Officer or Director of Borrower.