Form 10-Q/A
period 1998-09-30
MERIDIAN DATA INC
filed 1999-01-26
CIK 864568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

YEAR 2000 ISSUE

         The Year 2000 (Y2K) Issue refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. The critical areas being addressed by Meridian are its internal computer systems, products made by the Company and relationships with external organizations. Meridian is addressing both information technology ("IT") and non-IT systems, which typically include embedded technology, such as microcontrollers. There are no known non-IT issues that will adversely impact the Company's information systems or manufacturing capabilities.

         Meridian considers a product to be "Y2K ready" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if the product and all of its component products (for example hardware, software and firmware) properly exchange accurate date data. The Company believes that its Snap! Servers, CD ROM/DVD systems, and CD ROM/DVD networking software manufactured or released after December 31, 1997 are transparent to Year 2000 requirements, and rely primarily on software found in operating systems and applications to function properly.

         The assessment of whether Meridian's software products will operate correctly depends on the computer system and/or network on which the software is installed. For many end-users this will include BIOS, software and components provided by companies other than Meridian Data. After testing, the Company believes its products manufactured or released after December 31, 1997 are Y2K ready, although products manufactured or released prior to that date may not be Y2K ready.

         In early 1999, the Company plans to initiate formal communications with its significant suppliers, contract manufacturers and financial institutions to evaluate their Y2K compliance plans and state of readiness and to determine whether any Y2K issues will impede the ability of such suppliers, contract manufacturers, or financial institutions to continue to provide goods and services to the Company. However, our suppliers, contract manufacturers, and financial institutions are under no contractual obligation to provide such information to the Company. Accordingly, the Company may not be able to accurately evaluate the Y2K impact on its operations of products and services delivered by these third parties. Meridian has established procedures to ensure that products and internal systems from new suppliers are Y2K compliant. As a general matter, Meridian is vulnerable to any failure by its key suppliers and contract manufacturers to remedy their own Y2K issues, which could delay shipments of essential components and systems, thereby disrupting or halting the Company's manufacturing operations. Further, Meridian also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruptions caused by a Y2K issue, and there is little practical opportunity for Meridian to test or require Y2K compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Commencing in 1999, Meridian plans to develop a contingency plan designed to address problems which might arise from the failure of its suppliers or contract manufacturers to timely and adequately address their Y2K issues.

         To date, the Company has not incurred material costs related to assessment and remediation of Y2K readiness. A formal budget has not been established, and the cost to Meridian of achieving Y2K readiness is evolving; however, it is not currently expected to have a material effect on the Company's business, financial condition, or results of operations. During 1998, Meridian completed the installation of upgraded computer software for the Company's financial, accounting, inventory control, order processing and other management information systems which the vendors maintain are Y2K ready.


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

SNAP! SERVER. The Company is actively developing additional products for its Snap! Server family of products. This enatils further expansion into non-CD ROM/DVD networking markets, in which the company has minimal experience. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD ROM/DVD networking market. In attempting to successfully enter the NAS market and other new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. With respect to NAS, Meridian must also successfully educate the market concerning the practicality of changing from conventional means of adding storage capacity to PC networks to installing its Snap! Server, or related products. There can be no assurance that the Company will be successful in marketing its Snap! Server or other new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of future Snap! Server products or other new products, or that its Snap! Server or other new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce current and future Snap! Server products or other new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition, and results of operations will all be materially adversely affected. The Company's potential new products likely will be subject to significant technical risk due to their complexity and the difficulty in gauging the engineering effort required to produce such products. There can be no assurance that future Snap! Server products and other potential new products will be introduced on a timely basis or at all. In addition, there can be no assurance that the Company will be able to continue to offer the functionality and ease-of-use that it believes future Snap! Server products require for a successful introduction. If the new products are delayed, do not offer the functionality and ease-of-use envisioned, or do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected. As a result of uncertainty with respect to Snap! Server revenues and anticipated expenses required to successfully develop and market this product, the Company anticipates that it may operate at a substantial net operating loss through the end of 1999.

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

DEPENDENCE ON THIRD PARTY SUPPLIERS. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD ROM and DVD drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to periodic purchase orders, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy and could require substantial modification of the company's products to ensure compatibility. There can be no assurance that any additional source would be available to the Company at all or on a timely basis or at a cost acceptable to the Company. Any disruption or reduction or termination in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, there has been unexpected significant growth in the demand for CD ROM/DVD drives, which has caused temporary supply disruptions. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

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


                                MERIDIAN DATA, INC.


Date:     January 22, 1999                    /S/Gianluca U. Rattazzi
         ---------------------------          --------------------------
                                              GIANLUCA U. RATTAZZI, President
                                              and Chief Executive Officer.




Date:     January 22, 1999                    /S/Erik R. Miller
         ---------------------------          ---------------------------
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