Form 10-K
period 1998-12-31
MERIDIAN DATA INC
filed 1999-03-24
CIK 864568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998
                                       OR
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999, was $17,124,650.37. The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 1999, was 8,134,660.

     Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders to be held April 21, 1999, are incorporated herein by reference into Part III. Certain information required by Items 6, 7 and 8 of Form 10-K is incorporated by reference from the Registrant's annual report to security holders furnished pursuant to Rule 14a-3 (the "Annual Report").

Index begins on page 23.                                            Page 1 of 65

     The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, including such items discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 42-47 of the Company's 1998 Annual Report on Form 10-K, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary significantly from those described.. In accordance with provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors beginning on page 9.

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

     PCI was founded in 1988 to develop high-performance, fault-tolerant servers for enterprise-level networks of personal computers. In June 1992, PCI entered into a strategic alliance with International Business Machines Corporation ("IBM"). The strategic alliance with IBM encompassed certain product development, manufacturing and support arrangements (the "Agreements"). PCI granted IBM the exclusive rights to PCI's current and future products and technologies in return for guaranteed minimum royalties in 1992 and 1993, and revenue-based royalties for 1994 and beyond. The Agreements do not apply to any technology acquired from or developed by MDI. After the first quarter of 1994, sales by IBM of products licensed from PCI, net of returns, were zero. PCI expected that this trend would continue for the foreseeable future. As a result of management's expectations concerning future royalties from IBM, PCI downsized and reorganized its operations into two segments: (i) developing original equipment manufacturer ("OEM") relationships for its latest products and (ii) focusing on potential acquisition opportunities. Over the course of several months, PCI engaged in discussions with several large OEMs about the sale or licensing of its latest server technology. These discussions ultimately resulted in the sale of certain subsets of PCI's server technology for $1.5 million in the first quarter of 1995. PCI then narrowed its focus to identifying potential acquisition candidates. On December 1, 1994, PCI acquired all of the outstanding shares of MDI. MDI was a privately-held developer of compact disc-read only memory ("CD-ROM") and compact-disc recordable ("CD-R") systems and software for both networks and personal computers. With the acquisition of MDI, PCI effectively ended its reliance on IBM as its primary source of revenue. Since December 1, 1994, the Company's primary source of revenue has derived from sales of the products of MDI. Thus, the remainder of the discussion of the Company's business, industry, operations, or competition under this Item will refer exclusively to the operations of Meridian.

Overview

     Meridian Data is a developer and manufacturer of network storage solutions utilizing optical disk (CD-ROM) and conventional hard drive storage technologies. The Company provides network attached storage servers ("NAS") for workgroups based on optical disk and hard disk storage, and CD-ROM enterprise networking servers and subsystems.

     During 1997, the Company also undertook the development of its first NAS device based on hard drive technology. In March 1998, Meridian announced its first NAS product based on hard drive technology, the Snap! Server(TM). The Snap! Server allows small and medium-sized businesses and corporate workgroups to increase storage capacity on their network with minimal hardware expertise or time expenditure. The Company's Snap! Server is a time-efficient and cost-effective alternative to the current methods of increasing network storage such as installing an additional hard disk to an existing file server or purchasing a new server primarily to increase storage on the network. Both of these methods require more time and expense than the simple installation of a Snap! Server. Another potential benefit of the Snap! Server is an increase in overall network performance by offloading file serving duties from more expensive application and general purpose servers and increasing network throughput by placing data physically closer to the users who generate and/or need the data. As an independent file server, the Snap! Server continues to provide file services to network users even when the other servers are down.

     The Company's optical disk NAS servers allow workgroups within organizations to simultaneously share up to 14 CD-ROM titles. The Company's
CD-ROM enterprise servers provide the same simultaneous access several hundred CD-ROM titles in addition to providing a higher level of performance than Meridian's optical disk NAS servers. Beginning in 1996, demand for the Company's enterprise products began to decline due to a shift in large organizations towards web-based data distribution. Meridian believes that this trend will continue for the foreseeable future. Due to the decreasing demand for enterprise CD-ROM servers, the Company refocused its research towards the development of NAS servers. The Company released its CD-ROM NAS server in 1997. Since that time, the Company's CD-ROM development efforts have been to maintain compatibility with existing and developing hardware standards. For all its products, the Company is committed to an open systems approach, supporting a broad array of personal computer and network operating systems, and providing desktop access to networked data, both CD-ROM and hard disk based, in heterogeneous environments.

Industry Background

 CD-ROM Enterprise Servers and NAS Servers. Corporations and other organizations that purchase information on CD-ROMs generally need to provide multiple users with simultaneous access to information stored on those CD-ROMs. These organizations require software specifically designed to enable them to share CD-ROMs on a network, manage multiple titles and control user access. Furthermore, corporations are following the trend of migrating to Microsoft
Windows NT from other network operating systems, and, as a result, CD-ROM networking systems must be able to operate in heterogeneous environments during this transition. When CD-ROMs are not networked, businesses must generally purchase multiple copies of each CD-ROM set or physically transport discs between desktop computers. Purchasing multiple copies is usually not as cost effective as relying on site licenses, and physically transporting discs between desktop computers can be time-consuming and can result in misplaced or unreturned discs. In addition, many commercial databases are distributed on multi-volume sets of discs that require physically shuffling discs if they are used at a desktop computer with a single drive. As a result of these and other factors, many organizations seek to implement networked, multi-drive CD-ROM systems. Networked CD-ROMs can be quickly and easily accessed by multiple users from their desktop computers. Because networked CD-ROMs are typically installed on centrally managed servers, they can be efficiently managed and periodically updated without access to individual desktop computers.

 Emerging Market for Hard Drive based Network Attached Storage for PC LANs. The Company believes that with the increasing use of business software suites, e-mail and internet applications, and rich data type software applications, such as CAD and multimedia, corporations are experiencing a dramatically increased need for network storage capacity. At the same time, many small and medium-sized business are implementing PC LANs and lack the internal technical expertise required to manage or upgrade their new networks. Within larger organizations with in-house expertise, network managers find it difficult to forecast future storage requirements and require the ability to quickly and affordably increase network storage capacity. Hard drive-based NAS servers are specialized file servers optimized for network data storage. Unlike a general purpose server which handles a variety of tasks, from running an intranet to managing e-mail to delivering mission-critical database services, NAS products are optimized for data storage and efficiently manage input/output traffic associated with that task, freeing up primary network server resources for mission-critical applications, and enhancing speed on the network by offloading data storage services. According to Dataquest, a leading research firm focused on IT technology, the emerging market for NAS will grow to $ 2.0 billion in 1999. In the past, hard drive-based NAS devices were targeted primarily towards large Unix-based enterprise networks. By delivering a PC LAN NAS device below $1,000, Meridian hopes to include many small and medium-sized businesses, and corporate workgroups within the NAS market.

The Meridian Data Solution

     The Company offers a family of CD-ROM enterprise servers and NAS servers that enable organizations to provide multi-user access over networks to centrally managed data stored on either optical disks or hard drives. Meridian's enterprise servers provide cost effective solutions for organizations with applications or data on CD-ROM by eliminating the need to physically share discs or purchase multiple copies of often expensive CD-ROM titles. The Company's NAS products allow small and medium-sized businesses and workgroups within a larger organization to implement networked CD-ROM or add additional file storage capacity easily without network downtime and assistance from third-party technical resources. The Company's products support a broad range of networking environments, including Novell NetWare and Microsoft Windows NT, and most popular PC desktop operating systems, including Windows 95/98, DOS, OS/2. In addition, the Company's products are compatible with most major network protocols.

The Meridian Data Strategy

     Meridian believes that customers want to implement "plug-and-play" storage solutions for both CD-ROMs and network file servers. In response, the Company introduced its CD Net Universal plug-and-play server in 1997 and its Snap! Server in May 1998. In addition, the Company offers competitively priced CD-ROM enterprise servers. The Company's goal is to be a leading provider of one-stop shopping for plug and play network storage solutions utilizing CD-ROM and hard drives. The key elements of the Company's strategy include:

Focus on PC LAN NAS Devices. To meet the emerging demand for easily installed, plug-and-play storage products for small and medium-sized businesses and workgroups, Meridian offers NAS products based on both CD-ROM and hard drive technology. In May 1998, the Company premiered its first hard drive NAS product, the Snap! Server. This represented an entirely new product classification in the NAS market. Snap! Server is a protocol-independent, plug-and-play NAS server targeted for the PC LAN environment. Meridian does not believe that there is any competing product currently on the market that offers the same ease of use and installation as the Snap! Server. Initially, the Company expects that the main competition for the Snap! Server will be from traditional methods of increasing network storage. Such methods include purchasing new PC servers from vendors such as Compaq Computer Corporation ("Compaq"), and Dell Computer Corporation ("Dell"), and installing additional drives from manufacturers such as Seagate Technology, Inc. ("Seagate") and Maxtor Corporation ("Maxtor") in existing servers. The installation of additional drives or servers requires several hours of network downtime, often the services of a network professional, and the potential need for additional network operating software licenses, all of which adds to the overall cost of increasing storage on networks. The Company estimates that the cost of adding a comparable amount of additional storage to a PC server or network runs from approximately $3,000 to $10,000 or higher, depending on the server/network configuration, the need to purchase additional network software licenses, and network downtime. Meridian believes that its new Snap! Server has significant cost advantages over those competing methodologies for increasing network storage. The Company's Snap! Server retails for $1,795 for 16 gigabytes and $995 for 8 gigabytes of storage capacity. Installation of the Snap! Server involves simply connecting the server to an Ethernet network port and power outlet. Setup and administration are managed via a simple HTML interface, accessed through an Internet browser, such as Netscape Navigator or Microsoft Internet Explorer.

     Support Industry Standards. Meridian believes that success in the NAS market requires products that are able to function in heterogeneous network environments. The Company's products operate over a broad range of desktop platforms, network operating systems, and connectivity protocols, and believes that this interoperability is core to a successful product strategy. The Company's products provide allows users to access data via standard tools and interfaces native to their network operating system environment. The Snap! Server is compatible with all major PC networks operating systems (Microsoft, Novell, and UNIX) and protocols (including TCP/IP, IPX, NetBEUI and HTTP) concurrently. In addition, it is able to work in heterogeneous network environments with the same ease as networks with a single network operating system. Failure to maintain such compatibility would have an adverse effect on the market's acceptance of the Snap! Server.

Leverage Third-Party Distribution. The Company sells its products through two-tier distribution, comprised primarily of large distributors of electronic hardware and key value added resellers ("VARs"). The Company seeks to minimize any conflict between third-party distribution and direct sales by fulfilling orders through distributors and VARs, except in special circumstances dictated primarily by customer requests.

Products

     Meridian provides support for a broad range of networking environments (Novell NetWare and Microsoft Windows NT) and desktop operating systems (Windows 95/98 and Windows 3.x, DOS, Macintosh and OS/2), and is compatible with most major connectivity methodologies and network protocols. The table below describes selected principal products, their functions and price ranges:

                          DESCRIPTION                              Price Range*
PRODUCTS                  NAS DEVICES
Snap! Server              Plug and play network file server
                          utilizing hard drive                     $995 - $1,795
                          technology with up to 16 gigabytes
                          of storage.
CD Net Universal Server   Plug and play CD-ROM server with a
                          built-in  Web server                   $1,420 - $4,903
                          enabling easy access to HTML and
                          graphics files on CDs, and remote
                          Web-based  system  administration.
                          Available with 7 to 14 CD-ROM drives.

                           CD-ROM ENTERPRISE SERVERS,
                             SUBSYSTEMS AND SOFTWARE
CD/DVD Net               CD-ROM/DVD servers designed to support
900/TNT/Ultimate         large multi-department networks          $2,780-$24,738
Series Servers           with 7 to 56 CD-ROM/DVD  drives,
                         featuring Pentium 200 processors,
                         fast Ethernet adapters,for Novell,
                         NT, Intranets, and VINES, available
                         in tower or rack mount enclosures.

NetROM                   CD-ROM subsystems for connection to
                         servers via SCSI either directly of       $1,056-$9,388
                         over Ethernet networks

CD Net for NetWare       Client and server software that
CD Net for Windows NT    provides access for CD-ROMs on
CD Net Plus              Novell NetWare and Microsoft
                         Windows NT                                $684 - $1,372


*Price range based on domestic end user list price as of October 1998.

Sales, Marketing and Customer Service

     The Meridian sales organization is divided into multiple North American territories, Europe, the Middle East, Latin America, and the Pacific Rim. Leading each region is a sales director responsible for managing the Company's major distributors, direct sales of enterprise systems into major accounts, and OEM sales. Each territory has an assigned sales representative, who is responsible for developing marketing programs with all VARs in his or her territory, developing new VAR relationships, and sales into smaller accounts through the Company's VARs. A final level of sales support is provided by sales engineers who provide technical assistance to sales staff in several territories. The Company's workgroup products are marketed primarily through advertising and the Company's established distribution channel. The Company seeks to minimize any conflict between third party distribution and direct sales by fulfilling orders through distributors and VARs, except in special circumstances dictated primarily by customer requests. The Company's sales personnel that are focused on the distribution channel work closely with the Company's largest distributors to ensure that the proper level and mix of inventory is maintained, and works with the distributor and VAR in developing cooperative marketing programs for the Company's products.

     To support its sales efforts, the Company's marketing organization focuses on increasing end user demand and creating awareness in the distribution channel of the Company's products. The Company's marketing organization focuses on educating end users and network professionals on the Company's simple, cost effective solutions to increasing network storage via Snap! Servers and accessing and sharing CD-ROMs. The Company's marketing program includes direct mail, public relations, educational seminars, specialty trade shows, selected joint marketing programs, advertising in leading industry publications such as the PC Week, InfoWorld, PC Magazine, and Windows Magazine, and a home page on the World Wide Web. The Company's sales and marketing organization consisted of 24 persons as of December 31, 1998.

     The Company began shipping its new Snap! Server in the second quarter of 1998. A key element in the success of the Snap! Server will be educating users about the advantages of utilizing NAS technology for PC LANs. The failure by the Company to successfully educate the market on the benefits of NAS, especially its Snap! Server, would have a material adverse effect on Meridian's business, financial condition and results of operations. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's enterprise products. As such, it entails significant new risks to Meridian. There can be no assurance that the Company's distributors and VARs will be able to effectively market this new product or that the Company will be successful in establishing other modes of marketing, sales, and distribution. A failure of the Company's distributors and VARs to successfully market this product, or the failure to establish other means of marketing, sales, and distribution, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Distributors; - New Product Development; - Rapid Technological Change; Potential for Product Defects; - Competition; emerging Markets; Product Concentration."

     The Company's customer service department consisted of 7 persons as of December 31, 1998. The Company's customer support department provides installation and maintenance support via telephone, a Company bulletin board, ftp file server, and Internet support on the World Wide Web at http://www.meridian-data.com and http://www.snapserver.com. Meridian CD-ROM products are sold with a one or three year warranty, which can be extended for an additional fee. The Company's Snap! Server is sold with a 30-day money back guarantee and a three year warranty.

Distribution

     Approximately 90% of the Company's product sales are derived from two-tier sales to distributors and VARs. Because the Company derives such a significant portion of its products through distributors and VARs, it is difficult for the Company to determine the identity of the end user of the Company's products. The Company's distribution channel consists of two North American distributors, Ingram Micro, Inc. ("Ingram Micro") and Tech Data Corporation ("Tech Data"). Meridian's VARs generally concentrate their sales efforts by region, or by industry, such as Government Technology Services, Inc. European sales are currently the responsibility of a third-party manufacturer's representative. The Company's systems are installed in numerous industries, including government, education, law and accounting. The Company's typical distribution agreement gives the distributor the right, under limited circumstances, to return products. In addition, the Company allows price protection to certain distributors and VARs, to the extent that they are holding inventory at the time the Company announces a price decrease.

     Tech Data and Ingram Micro accounted for 41% and 23%, respectively, of the Company's 1998 product sales. The loss of either of these distributors, or certain other distributors or VARs, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's distributors and VARs also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors and VARs must possess sufficient technical, marketing and sales resources and must often devote these resources to a relatively lengthy sales cycle. There can be no assurance that the Company's current distributors and VARs will be able to continue to market the Company's existing or new products effectively or that economic conditions or industry demand will not adversely affect such distributors and VARs. New products may require a different marketing, sales and distribution strategies than those for the Company's current products. There can be no assurance that the Company's distributors and VARs will choose or be able to effectively market these new products or to continue to market the Company's existing products. A failure of the Company's distributors and VARs to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Distributors."

Research and Development

     The Company's research and development staff consisted of 27 engineers as of December 31, 1998. The Company's primary focus in 1998 was on the development and enhancement of the current Snap! Server, additional products for inclusion in the Snap! Server family of products, and maintaining compatibility with evolving hardware standards for its CD-ROM products. There can be no assurance that Meridian's research and development efforts will result in the successful introduction any additional new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects; and - New Product Development."

     Meridian Data's systems sold after December 31, 1997 do not utilize calendar dates. As such, the Company's software should have no difficulty with Year 2000 issues. Meridian's systems, however, are reliant on various network and personal computer operating systems, such as MS-DOS, Novell NetWare, and Microsoft Windows 3.11, Windows 95/98 and Windows NT. To the extent that those vendors do not adequately solve their Year 2000 issues, the Company's products, results of operations, cash flow, and liquidity may be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue."

Manufacturing

     The Company contracts with third parties to manufacture some of its products, and also maintains a manufacturing facility onsite for enterprise-level products. Finished products are distributed from the Scotts Valley facility to customers. The Company is dependent on a small number of suppliers, some of whom are located in Asia, for certain key components and parts used in its products, including CD-ROM drives, microprocessors, integrated circuits and power modules. In addition, certain subassemblies used in the Company's products are manufactured by a single third-party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, the loss of a key subassembly manufacturer, or the loss of the contract manufacture would have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, would have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or assembly services could be arranged, the process of qualifying new suppliers could be lengthy, could require re-engineering of the Company's products, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Third Party Suppliers."

Competition

     The Company's Snap! Server competes with alternative methods of adding storage to PC LAN networks, such as adding new PC servers from companies such as Dell, Compaq and IBM, and adding additional disk drives from manufacturers such as Seagate and Maxtor to existing servers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. Meridian's Snap! Server requires customers to change the method in which they address the problem of adding additional storage to their PC LAN networks. There can be no assurance that the Company will be successful in educating the market on the advisability of switching from adding additional drives to their servers or additional servers to their PC LAN and using a Snap! Server in their place.

     The markets for the Company's products are extremely competitive, and the Company expects that competition will increase as more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. Many of the Company's competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. The Company's current competitors in the CD-ROM storage market include other suppliers of CD-ROM networking software and hardware such as Procom Technology. The Company also competes indirectly with suppliers of personal computers and servers, like Hewlett Packard, Dell, Compaq and IBM, and network operating systems, such as Microsoft and Novell, to the extent such companies include CD-ROM networking utilities as part of their operating systems. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements.

     The Company believes that its ability to compete successfully in the CD-ROM networking and NAS markets will depend upon a number of factors both within and outside of its control, including price, quality, product performance and features; timing of new product introductions by the Company, its customers and competitors; customer service and technical support; and the ability of the Company to respond more quickly than current or potential competitors to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources than current or potential competitors to the development, promotion and sale of products. The Company believes that it competes favorably with respect to these factors. There can be no assurance however that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

                                  Risk Factors

     The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following risk factors.

Operating Losses; Fluctuations in Quarterly Operating Results. The Company (then known as Parallan Computer, Inc.) fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. During 1994, the Company exited its prior business and product line, which had generated substantial losses. In the first half of 1995, the Company incurred an operating loss, excluding certain non-recurring revenue. From that point the Company operated profitably until the first quarter of 1997, when it again began incurring net losses. The Company has failed to meet its expectations of future revenues in the past and may not meet future expectations. As a result of these and other factors, the Company believes that its revenues and operating results are difficult to predict and are subject to fluctuations from period to period. There can be no assurance that the Company will return to profitability, or that if profitability is achieved, will be able to sustain profitability. In order to address its disappointing systems revenue growth, Meridian increased its sales and promotional expenditures in 1996 and, at the end of January 1997, significantly reduced system prices in response to competitive pressures. Unit shipments did not increase and there can be no assurance that prices for the Company's products will not decrease further due to competitive pricing pressures. Accordingly, the Company may not meet its total revenue goals and the Company's business, financial condition and results of operations would be materially adversely affected. As a result of expenses related to the engineering and marketing campaign of Meridian's Snap! Server, the Company anticipates that it will operate at a substantial net operating loss through the end of 1999.

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

     In 1998, identifiable sales to federal governmental agencies accounted for approximately 8% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly and annual results would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly and annual results would be adversely affected. In the past, the Company's business has experienced seasonality in the form of higher sales for its products during the quarters ending in September and December and weaker sales during the quarters ending in March and June. Due to the shift in the Company's revenues mix from enterprise systems to NAS products, this trend is no longer evident. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions. Due to all of the foregoing factors, the Company's total revenues or operating results may in one or more future quarters be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Product Concentration. The Company's future financial performance continues to be contingent primarily on the success of, and growth in demand for NAS products. The market for NAS appliances is new and undeveloped. There can be no assurance that the Company's products will be widely accepted in this emerging market. If demand for the Snap! Server, or other NAS devices, fails to develop, or develops more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, while there is a substantial installed base of CD-ROM/DVD drives in the United States, growth in the CD-ROM/DVD networking market is primarily in entry-level systems with low price points. There can be no assurance that the Company's products will be widely accepted in this market. If demand for the Company's CD-ROM/DVD networking products continues to decrease, and demand for NAS products not develop, the Company's business, financial condition and results of operations would be materially adversely affected.

Snap Server. The Company is actively developing additional products for its Snap! Server family of products. This entails further expansion into non-CD-ROM/DVD networking markets, in which the company has minimal experience. Such entry entails substantially higher risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD-ROM/DVD networking market. In attempting to successfully enter the NAS market and other new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. With respect to NAS, Meridian must also successfully educate the market concerning the practicality of changing from conventional means of adding storage capacity to PC networks to installing its Snap! Server, or related products. There can be no assurance that the Company will be successful in marketing its Snap! Server or other new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of future Snap! Server products or other new products, or that its Snap! Server or other new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce current and future Snap! Server products or other new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition and results of operations will all be materially adversely affected. The Company's potential new products likely will be subject to significant technical risk due to their complexity and the difficulty in gauging the engineering effort required to produce such products. There can be no assurance that future Snap! Server products and other potential new products will be introduced on a timely basis or at all. In addition, there can be no assurance that the Company will be able to continue to offer the functionality and ease-of-use that it believes future Snap! Server products require for a successful introduction. If the new products are delayed, do not offer the functionality and ease-of-use envisioned, or do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected. As a result of uncertainty with respect to Snap! Server revenues and anticipated expenses required to successfully develop and market this product, the Company anticipates that it may operate at a substantial net operating loss through the end of 1999.

Dependence on New Distribution Channels. The Company anticipates that VARs, catalogs, and business-to-business retailers will play a significant role in its Snap! Server sales strategy. In addition, as the market for the Company's CD-ROM/DVD products transition from enterprise-servers to workgroup-servers, the Company anticipates that catalogs and business-to-business retailers will account for an increasingly greater proportion of the Company's revenues. Early in 1998, some of the Company's existing CD-ROM/DVD workgroup-server products began utilizing the same new distribution channels as the Company's Snap! Server, in addition to the Company's traditional channels, distributors, VARs and direct sales/telemarketing. The Company must implement marketing strategies designed to indirectly generate end-user demand thru such new distribution channels. There can be no assurance that the Company will be able to effectively design and implement such strategies or that such strategies will be successful in generating such end-user demand. The Company's agreements or purchase orders with its catalog and business-to-business retailers typically allow for extended payment terms and substantial rights of return. While the Company will provide for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, financial condition and results of operations. The Company's business, financial condition and results of operations could also be materially adversely affected by changes in catalog or business-to-business retailers' inventory strategies, which could occur rapidly, and may be unrelated to end user demand. A failure of the Company's new distribution channels to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the extended payment terms required by these customers, the Company's liquidity may be adversely impacted by the timing of payments required by its vendors preceding the receipt of payments from retail customers.

Competition. Initially, the Company's Snap! Server will compete with alternative methods of adding storage to PC LAN networks such as adding new PC servers from companies such as Dell, Compaq, Hewlett Packard and International Business Machines Corporation ("IBM"), adding additional disk drives from manufacturers such as Seagate and Maxtor to existing servers, and potential new competition from semiconductor manufacturers, such as Intel Corporation. These companies in particular and others similar to them, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

The markets for the Company's CD-ROM/DVD products are extremely competitive. The Company expects that competition will increase if more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD-ROM/DVD networking market include other suppliers of CD-ROM/DVD networking software and hardware such as Procom Technology, Inc., and Hewlett Packard, Inc.. The Company also competes indirectly with suppliers of personal computers, such as Dell, Compaq, and IBM, and network operating systems such as Microsoft Corporation and Novell, Inc., to the extent such companies include CD-ROM/DVD networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD-ROM/DVD manufacturers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

     The Company believes that its ability to compete successfully in the CD-ROM/DVD networking and NAS markets will depend upon a number of factors both within and outside of its control, including price, quality, product performance and features; timing of new product introductions by the Company, its customers and competitors; customer service and technical support; and the ability of the Company to respond more quickly than current or potential competitors to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources than current or potential competitors to the development, promotion and sale of products. The Company believes that it competes favorably with respect to these factors. There can be no assurance however that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

Dependence on Third Party Distributors. The Company derives substantially all of its product sales through distributors, VARs, and retailers. Two distributors accounted for 41% and 23%, respectively, of the Company's 1998 product sales. The loss of either of these distributors, or certain other distributors, VARs, or retailers would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's contractual relationships with its distributors, VARs, and retailers can generally be canceled upon notice to the Company. Certain of the Company's distributors, VARs, and retailers also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors, VARs, and retailers must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors, VARs, and retailers will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors, VARs, and retailers. Because the Company sells a significant portion of its products through distributors, VARs, and retailers it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company's distributors and retailers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, financial condition and results of operations. The Company's business, financial condition and results of operations could also be materially adversely affected by changes in distributors' or retailers inventory strategies, which could occur rapidly, and may be unrelated to end user demand. There can be no assurance that the Company's distributors, VARs, and retailers will continue to market the Company's existing products. A failure of the Company's distributors, VARs, and retailers to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company began shipping its new Snap! Server in the second quarter of 1998. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's current CD-ROM/DVD products. As such, it entails significant new risks to Meridian. There can be no assurance that the Company's distributors, VARs, and retailers will choose or be able to effectively market this new product or that the Company will be successful in developing alternate channels of distribution. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company's contracts with distributors and purchase orders from retailers typically allow distributors and retailers of the Snap! Server and other new products to return products, subject to certain limitations, without charge or penalty. The Company provides for a reserve for returns based on its contractual obligations. A failure of the Company's distributors, VARs, and retailers to successfully market this product, or the failure to establish other means of marketing, sales, and distribution, would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Third Party Suppliers. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD-ROM and DVD drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to periodic purchase orders, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy and could require substantial modification of the Company's products to ensure compatibility. There can be no assurance that any additional source would be available to the Company at all or on a timely basis or at a cost acceptable to the Company. Any disruption or reduction or termination in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, there has been unexpected significant growth in the demand for CD-ROM/DVD drives, which has caused temporary supply disruptions. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that the manufacturing of its new Snap! Server, including final assembly and testing, will be contracted out to third party vendors, some of whom may be located in Asia. Initially, Meridian will be dependent on a few third party contractors. Like its CD-ROM/DVD counterparts, the Snap! Server will be dependent on a small number of suppliers for certain key components and parts, including microprocessors, integrated circuits and power modules. In addition, certain subassemblies used will be manufactured by a single third party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, or the loss of a key subassembly manufacturer, could have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, could have a material adverse effect upon the Company's business, financial condition and results of operations. The process of qualifying new suppliers or subassembly manufacturers would be lengthy, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations

Rapid Technological Change; Potential for Product Defects; and Obsolesce. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Over the past two years, CD-ROM/DVD drive technology has advanced significantly. Additionally, the pace of new drive introductions has increased. As a result, the Company may find itself holding an inventory of obsolete drives. Further, the Company's contracts with its distributors and retailers allow for product return, or price protection credits, based on their inventory levels of current products and, under certain circumstances, obsolete products. Meridian estimates and accrues its required allowance for such occurrences, but there can be no assurance that actual inventory writedowns, product returns, or price protection credits will not exceed the Company's estimate. Such an event could materially adversely affect the Company's business, financial condition and results of operations.

Expansion of International Operations. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely and cost effective manner could materially adversely affect the Company's business, financial condition and results of operations. International product sales were approximately 11% of total product sales in 1998. The Company's business, financial condition and results of operations could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange
rates,   longer   payment  cycles,   difficulties   in  staffing  and  managing
international operations, problems in collecting accounts receivable, slower acceptance of technology advances compared with the United States, lack of published CD-ROM/DVD content, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and tariffs, duties and other trade barriers. For a discussion of the effect of fluctuations in the exchange rate of the Japanese yen on the cost of certain components used in the Company's products, see "Risk Factors - Dependence on Third Party Suppliers."

Dependence on Key Personnel; Management of Growth. Due to the specialized nature of the Company's business, the Company's future success is highly dependent upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key personnel or the Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's key employees has an employment agreement with the Company, and the Company does not maintain key man insurance policies on the lives of its key employees. Although the Company's senior executives have lengthy experience in the computer industry, they have no experience with the NAS market that the Company has entered. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its workforce. Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. Such investment or acquisitions may be funded by internally generated cash, marketable securities, debt, or the sale of additional equity. The sale of additional equity would result in dilution in the equity ownership of Meridian's stockholders. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees. As of December 31, 1998, the Company employed 83 individuals, of whom 13 were employed in manufacturing, 27 in research and development, 23 in sales and marketing, 7 in customer support, 1 in product management, and 12 in administration and finance. Competition in the recruiting of personnel in the computer and networking industry is intense. The Company believes that its future success will depend, in part, upon the continued services of its key engineering personnel and executive officers and upon its ability to attract and retain qualified engineering, sales and marketing, management and manufacturing personnel for its operations. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Possible Volatility of Stock Price. The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD-ROM/DVD networking and NAS industries, changes in the general economy and other factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

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

Potential Seismic Disturbances. The Company's research and development activities, its corporate headquarters, other critical business operations and certain of its suppliers are located near major earthquake faults. The ultimate impact on the Company, its significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

Item 2.  Properties.

     The Company leases its headquarters office and manufacturing facility in Scotts Valley, California, under a noncancelable operating lease which expires in December 1999. Other than several small regional sales offices, primarily all of the Company's operations are conducted at the Scotts Valley location. This facility is currently fully utilized. With respect to the Company's lease expiring in 1999, management believes that the current lease could be renegotiated or a suitable new location can be found at terms acceptable to the Company.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

As of February 26, 1999, there were 120 stockholders of record of the Company's Common Stock and approximately 4,000 beneficial owners. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The remainder of the information required by this item is incorporated by reference from the section of the Registrant's 1998 Annual Report to Stockholders captioned "Quarterly Financial Data." Such information is also set forth in Exhibit 13.1 attached hereto.

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference from the section of the Registrant's 1998 Annual Report to Stockholders captioned "Five Year Financial Summary" Such information is also set forth in Exhibit 13.1 attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the section of the Registrant's 1998 Annual Report to Stockholders captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information is also set forth in Exhibit 13.1 attached hereto.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference from the sections of the Registrant's 1998 Annual Report to Stockholders captioned "Balance Sheets", "Statements of Operations", "Statements of Stockholders' Equity", "Statements of Cash Flows", "Notes to Financial Statements for the Years Ended December 31, 1998, 1997 and 1996" and "Report of Independent Accountants." Such information is also set forth in Exhibit 13.1 attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding the Directors of the Company is incorporated by reference from the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1998 (the "1999 Proxy Statement"). Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is incorporated herein by reference from information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

Executive and Other Officers of the Company

     The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

                               Executive Officers

Name                          Age                         Position
Gianluca U. Rattazzi          46             President, Chief Executive Officer
                                             and Director
Erik E. Miller                38             Sr. Vice President, Finance and
                                             Chief Financial Officer
Shmuel Shottan                47             Sr. Vice President, Engineering and
                                             Chief Technical Officer

     Dr. Rattazzi co-founded the Company in July 1988. He has served as President and a director of the Company since inception and was appointed Chief Executive Officer in October 1992. Dr. Rattazzi is also a director of Socket Communications, Inc., a company that develops data communication solutions for the mobile computer market. From 1985 to 1988, Dr. Rattazzi held various executive level positions at Virtual Microsystems, Inc., a computer peripheral networking company, most recently as President. Dr. Rattazzi holds an M.S. degree in Electrical Engineering and Computer Science from University of California, Berkeley and a Ph.D. in Physics from University of Rome, Italy.

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

                                    Officers

Name                                  Age                        Position
----                                  ---                        --------
Luciano Dalle Ore                      40   Vice President, Advanced Development
Carlo Garbagnati                       39   Vice President, Software Development
Trevor Heathorn                        40   Vice President, Advanced Software
Jeff Hill                              52   Vice President, Product Marketing
Kenneth Kuo                            49   Vice President, Manufacturing
Greg Swope                             40   Vice President, Sales

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

     Mr. Hill joined the Company in 1994 as Product Manager, and was promoted to Director of Product Marketing in 1998 and to Vice President of Product Marketing in 1999. Prior to joining the company Mr. Hill held various marketing and product marketing positions at Metaphor Inc., The Santa Cruz Operation, and the H.J. Heinz Company. Mr. Hill holds an MBA in Marketing from the University of Colorado, and a BA in Advertising from Michigan State University.

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

Item 11. Executive Compensation.

     Information  regarding executive  compensation is incorporated by reference
from  the   information   set  forth  under  the  caption   "Executive   Officer
Compensation" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption "Share Ownership" in the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

         (a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements have been incorporated by reference to the Registrant's 1998 Annual Report to Stockholders. The financial statements required by this Item are also set forth in Exhibit 13.1 attached hereto.
       Report of Independent Accountants
       Balance Sheets as of December 31, 1998 and 1997
       Statements of Operations for the years ended December 31, 1998, 1997, and 1996
       Statements of Stockholders'Equity for the years ended December 31, 1998, 1997, and 1996
       Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996
       Notes to Financial Statements
2. Financial Statement Schedule. The following financial statement schedule of the Company as of and for the years ended December 31, 1998, 1997 and 1996, and the Report of Independent Accountants on Financial Statement Schedule (page 62) are included in Part IV of this Report on the pages
       indicated.   This  financial   statement   schedule  should  be  read  in
       conjunction with the Financial Statements, and notes thereto, which have been incorporated by reference to the Registrant's 1998 Annual Report to Stockholders..

       Schedules               Title                                       Page
          II       Valuation and Qualifying Accounts......................   63
       Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto, which have been incorporated by reference to the Registrant's 1998 Annual Report to Stockholders.

3.     Exhibits (in accordance with Item 601 of Regulation S-K).
       2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
       2.2 Agreement and Plan of Merger between Meridian Data, Inc.,a California corporation, and Meridian Data, Inc., a Delaware corporation, dated May 29,1997 previously filed as Exhibit 2.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
       3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
       3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, as amended.
       4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.
       9.1 Stockholders Agreement, dated as of June 1, 1992, among IBM Corporation, Parallan Computer, Inc. and certain stockholders of Parallan Computer, Inc. previously filed as Exhibit 9.1 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.1 Form of Indemnification Agreement by and among Meridian Data, Inc., a Delaware corporation, and its directors and officers previously filed as Exhibit 10.1B to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
      10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
      10.3 1992 Incentive Stock Plan and form of agreement thereunder previously
           filed as  Exhibit  10.3  to  Registration   Statement  on  Form  S-1
           (Registration No. 33-57976) and incorporated herein by reference.
      10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on
           Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder previously filed as Exhibit 10.5 to the Quarterly Reporton Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.
      10.6 Registration Rights Agreement between the Registrant and certain of the Registrant's stockholders previously filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.7 Custodial Agreement dated as of May 12, 1992 between Parallan Computer, Inc.,IBM Corporation and File-PROTEK, Inc. previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.8 Share Purchase Agreement dated as of May 15, 1992 between Parallan Computer, Inc., and IBM Corporation, as amended, previously filed as
           Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
      10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc.and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.11 Secured Loan Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Credit Corporation previously filed as Exhibit
           10.11 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.13 Master Equipment Lease dated as of June 29, 1990 between Parallan Computer, Inc. and Western Technology Investment previously filed as
           Exhibit 10.13 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.14 Master Equipment Lease dated as of January 15, 1993 between Parallan Computer, Inc. and Phoenix Leasing Incorporated previously filed as
           Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
     10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation.
     10.16 Meridian Data, Inc.1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
     10.17 Stock Option Assignment and Exercise Agreementbetween the Registrant, International Business Machines Corporation and certain stockholders of the Registrant dated March 6, 1996 previously filed as Exhibit
           10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
     10.18 Meridian Data, Inc. 1995 Director Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No, 333-2622) and incorporated herein by reference.
     10.19 Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder previously filed as Exhibit 10.19 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
     10.20 Loan and Security Agreement dated July 31, 1998 between Silicon Valley Bank and Meridian Data, Inc., previously filed as Exhibit
           10.20 to the Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, and incorporated herein by reference.
     13.1  Portions of the 1998 Annual Report to Stockholders
     23.1  Consent of Independent Accountants
     27    Financial Data Schedule

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

                                                  MERIDIAN DATA, INC.
Date:  March 23, 1999                         /s/ Gianluca U. Rattazzi
                                            ----------------------------
                                                  GIANLUCA U. RATTAZZI
                                          President, Chief Executive Officer,
                                                  and Director

Date:  March 23, 1999                        /s/  Erik E. Miller
                                            ---------------------
                                    Sr. Vice-President, Finance, and
                                                Chief Financial Officer

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

   Signature                      Title                                   Date
   ---------                      -----                                   ----
/s/ Charlie Bass              Chairman of the Board               March 23, 1999
------------------
   (CHARLIE BASS)
/s/ Gianluca Rattazzi         President, Chief Executive
---------------------         Officer and Director                March 23, 1999
   (GIANlUCA RATTAZZI)

/s/ Erik E. Miller            Vice-President, Finance,
--------------------          Chief Financial Officer             March 23, 1999
   (ERIK E. MILLER)           (Principal Financial and
                               Accounting Officer)

/s/ Peter R. Johnson                 Director                     March 23, 1999
--------------------
   (PETER R. JOHNSON)
/s/ Mario M. Rosati                  Director                     March 23, 1999
-------------------
   (MARIO M. ROSATI)
/s/ Pierluigi M. Zappacosta          Director                     March 23, 1999
---------------------------
   (PIERLUIGI M. ZAPPACOSTA)

                               MERIDIAN DATA, INC.
                                INDEX TO EXHIBITS

      Exhibit                         Item                                Page
          3.2 Bylaws of Meridian Data, Inc., a Delaware Corporation,
              as amended....................................................24
         13.1 Portions of the 1998 Annual Report to Stockholders............40
         23.1 Consent of Independent Accountants............................62
           24 Power of attorney.............................................22
           27 Financial Data Schedule.......................................65

                                                                    EXHIBIT 3.2

        BYLAWS OF MERIDIAN DATA,INC., A DELAWARE CORPORATION, AS AMENDED

                                TABLE OF CONTENTS
                                                                         Page

ARTICLE I CORPORATE OFFICES.................................................1

         1.1      REGISTERED OFFICE.........................................1
         1.2      OTHER OFFICES.............................................1

ARTICLE II MEETINGS OF STOCKHOLDERS.........................................1

         2.1      PLACE OF MEETINGS.........................................1
         2.2      ANNUAL MEETING............................................1
         2.3      SPECIAL MEETING...........................................1
         2.4      NOTICE OF STOCKHOLDERS' MEETINGS..........................1
         2.5      NOTIFICATIONS OF NOMINATIONS AND PROPOSED BUSINESS........2
         2.6      MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE..............2
         2.7      QUORUM....................................................3
         2.8      ADJOURNED MEETING; NOTICE.................................3
         2.9      VOTING....................................................3
         2.10     WAIVER OF NOTICE..........................................3
         2.11     STOCKHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING...4
         2.12     RECORD DATE FOR STOCKHOLDER NOTICE; VOTING................4
         2.13     PROXIES...................................................4
         2.14     ORGANIZATION..............................................4
         2.15     LIST OF STOCKHOLDERS ENTITLED TO VOTE.....................4

ARTICLE III DIRECTORS.......................................................5

         3.1      POWERS....................................................5
         3.2      NUMBER OF DIRECTORS.......................................5
         3.3      ELECTION AND TERM OF OFFICE OF DIRECTORS..................5
         3.4      RESIGNATION AND VACANCIES.................................5
         3.5      PLACE OF MEETINGS; MEETINGS BY TELEPHONE..................6
         3.6      REGULAR MEETINGS..........................................6
         3.7      SPECIAL MEETINGS; NOTICE..................................6
         3.8      QUORUM....................................................6
         3.9      WAIVER OF NOTICE..........................................6
         3.10     ADJOURNMENT...............................................6
         3.11     NOTICE OF ADJOURNMENT.....................................7
         3.12     BOARD ACTION BY WRITTEN CONSENT WITHOUT A MEETING.........7
         3.13     FEES AND COMPENSATION OF DIRECTORS........................7
         3.14     APPROVAL OF LOANS TO OFFICERS.............................7

ARTICLE IV COMMITTEES.......................................................7
         4.1      COMMITTEES OF DIRECTORS...................................7
         4.2      MEETINGS AND ACTION OF COMMITTEES.........................8
         4.3      COMMITTEE MINUTES.........................................8

ARTICLE V OFFICERS..........................................................8

         5.1      OFFICERS..................................................8
         5.2      ELECTION OF OFFICERS......................................8
         5.3      SUBORDINATE OFFICERS......................................8
         5.4      REMOVAL AND RESIGNATION OF OFFICERS.......................8
         5.5      VACANCIES IN OFFICES......................................9
         5.6      CHAIRMAN OF THE BOARD.....................................9
         5.7      PRESIDENT.................................................9
         5.8      VICE PRESIDENTS...........................................9
         5.9      SECRETARY.................................................9
         5.10     CHIEF FINANCIAL OFFICER...................................9

ARTICLE VI INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND
         OTHER AGENTS......................................................10

         6.1      INDEMNIFICATION OF DIRECTORS AND OFFICERS................10
         6.2      INDEMNIFICATION OF OTHERS................................10
         6.3      INSURANCE................................................10

ARTICLE VII RECORDS AND REPORTS............................................11

         7.1      MAINTENANCE AND INSPECTION OF RECORDS....................11
         7.2      INSPECTION BY DIRECTORS..................................11
         7.3      ANNUAL STATEMENT TO STOCKHOLDERS.........................11
         7.4      REPRESENTATION OF SHARES OF OTHER CORPORATIONS...........11
         7.5      CERTIFICATION AND INSPECTION OF BYLAWS...................11

ARTICLE VIII GENERAL MATTERS...............................................11

         8.1      RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING....11
         8.2      CHECKS; DRAFTS; EVIDENCES OF INDEBTEDNESS................12
         8.3      CORPORATE CONTRACTS AND INSTRUMENTS: HOW EXECUTED........12
         8.4      STOCK CERTIFICATES; TRANSFER; PARTLY PAID SHARES.........12
         8.5      SPECIAL DESIGNATION ON CERTIFICATES......................12
         8.6      LOST CERTIFICATES........................................13
         8.7      TRANSFER AGENTS AND REGISTRARS...........................13
         8.8      CONSTRUCTION; DEFINITIONS................................13

ARTICLE IX AMENDMENTS......................................................13

                                     BYLAWS
                                       OF
                               MERIDIAN DATA, INC.
                            (a Delaware corporation)

CORPORATE OFFICES
-----------------
REGISTERED OFFICE
-----------------

     The registered office of the corporation shall be fixed in the certificate of incorporation of the corporation.

OTHER OFFICES
--------------

     The board of directors may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.

MEETINGS OF STOCKHOLDERS
------------------------
PLACE OF MEETINGS
-----------------

     Meetings of stockholders shall be held at any place within or outside the State of Delaware designated by the board of directors. In the absence of any such designation, stockholders' meetings shall be held at the principal executive office of the corporation.

ANNUAL MEETING
--------------

     The annual meeting of stockholders shall be held each year on a date and at a time designated by the board of directors. In the absence of such designation, the annual meeting of stockholders shall be held on the second Tuesday of May in each year at 10:00 a.m. However, if such day falls on a legal holiday, then the meeting shall be held at the same time and place on the next succeeding full business day. At the meeting, directors shall be elected, and any other proper business may be transacted.

SPECIAL MEETING
---------------

     A special meeting of the stockholders may be called at any time by the board of directors, or by the chairman of the board, or by the president, or by one or more stockholders holding shares in the aggregate entitled to cast not less than ten percent (10%)of the votes at that meeting. If a special meeting is called by any person or persons other than the board of directors or the president or the chairman of the board, then the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the chairman of the board, the president, any vice president or the secretary of the corporation. The officer receiving the request shall cause notice to be promptly given to the stockholders entitled to vote, in accordance with the provisions of Sections 2.4 and 2.5 of these bylaws, that a meeting will be held at the time requested by the person or persons calling the meeting, so long as that time is not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, then the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section 2.3 shall be construed as limiting, fixing or affecting the time when a meeting of stockholders called by action of the board of directors may be held.

NOTICE OF STOCKHOLDERS'   MEETINGS
----------------------------------

     All notices of meetings of stockholders shall be sent or otherwise given in accordance with Section 2.6 of these bylaws not less than ten (10) (or, if sent by third-class mail pursuant to Section 2.6 of these bylaws, thirty (30)) nor more than sixty (60) days before the date of the meeting. The notice shall specify the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted (no business other than that specified in the notice may be transacted) or (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the stockholders (but subject to the provisions of the next paragraph of this Section 2.4 any proper matter may be presented at the meeting for such action). The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees who, at the time of the notice, the board intends to present
for   election.

NOTIFICATIONS   OF   NOMINATIONS   AND   PROPOSED   BUSINESS.
-------------------------------------------------------------

     Subject to the rights of holders of any class or series of share having a preference over the Common Stock as to dividends or upon liquidation, (a) nominations for the election of directors, and (b) business proposed to be brought before any stockholder meeting may be made by the board of directors or proxy committee appointed by the board of directors or by any stockholder entitled to vote in the election of directors generally if such nomination or business proposed is otherwise proper business before such meeting. However, any such stockholder may nominate one or more persons for election as directors at a meeting or propose business to be brought before a meeting, or both, only if such stockholder has given timely notice in proper written form of their intent to make such nomination or nominations or to propose such business. To be timely, such stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation not less than seventy-five
(75) calendar days in advance of the first anniversary date of mailing of the corporation's proxy statement released to stockholders in connection with the previous year's annual meeting of stockholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be so received a reasonable time before the solicitation is made. To be in proper form, a stockholder's notice to the secretary shall set forth: (i) the name and address of the stockholder who intends to make the nominations or propose the business and, as the case may be, of the person or persons to be nominated or of the business to be proposed;
(ii)a representation that the stockholder is a holder of record of share of the corporation entitled to vote at such meeting and, if applicable, intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii)if applicable, a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons(naming such person or persons)pursuant to which the nomination or nominations are to be made by the stockholder; (iv)such other information regarding each nominee or each matter of business to be proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, or the matter been proposed, or intended to be proposed by the board of directors; and (v)if applicable, the consent of each nominee to serve as director of the corporation if so elected. The chairman of the meeting shall refuse to acknowledge the nomination of any person or the proposal of any business not made in compliance with the foregoing procedure."

MANNER OF GIVING NOTICE;   AFFIDAVIT   OF  NOTICE
-------------------------------------------------

     Written notice of any meeting of stockholders shall be given either personally or by first-class mail or by telegraphic or other written communication. Notices not personally delivered shall be sent charges prepaid and shall be addressed to the stockholder at the address of that stockholder appearing on the books of the corporation or given by the stockholder to the corporation for the purpose of notice. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication. An affidavit of the mailing or other means of giving any notice of any stockholders' meeting, executed by the secretary, assistant secretary or any transfer agent of the corporation giving the notice, shall be prima facie evidence of the giving of such notice.

QUORUM
------

     The holders of a majority in voting power of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum is not present or represented at any meeting of the stockholders, then either (i) the chairman of the meeting or (ii) the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting in accordance with Section 2.7 of these bylaws. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the laws of the State of Delaware or of the certificate of incorporation or these bylaws, a different vote is required, in which case such express provision shall govern and control the decision of the question. If a quorum be initially present, the stockholders may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum,  if any  action  taken is  approved  by a majority  of the  stockholders
initially    constituting    the    quorum.

ADJOURNED    MEETING;     NOTICE
--------------------------

     When a meeting is adjourned to another time and place, unless these bylaws otherwise require, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business that might have been transacted at the original meeting. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

VOTING
------

     The stockholders entitled to vote at any meeting of stockholders shall be determined in accordance with the provisions of Section 2.11 of these bylaws, subject to the provisions of Sections 217 and 218 of the General Corporation Law of Delaware (relating to voting rights of fiduciaries, pledgors and joint owners, and to voting trusts and other voting agreements). Except as may be otherwise provided in the articles of incorporation or these bylaws, each stockholder shall be entitled to one vote for each share of capital stock held by such stockholder and stockholders shall not be entitled to cumulate their votes in the election of directors of with respect to any matter submitted to a vote of the stockholders. Notwithstanding the foregoing, if the stockholders of the corporation are entitled, pursuant to Sections 2115 and 301.5 of the California Corporations Code, to cumulate their votes in the election of directors, each such stockholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of votes that such stockholder normally is entitled to cast) only if the candidates' names have been properly placed in nomination (in accordance with these bylaws) prior to commencement of the voting, and the stockholder requesting cumulative voting has given notice prior to commencement of the voting of the stockholder's intention to cumulate votes. If cumulative voting is properly requested, each holder of stock, or of any class or classes or of a series or series thereof, who elects to cumulate votes shall be entitled to as many votes as equals the number of votes that (absent this provision as to cumulative voting) he or she would be entitled to cast for the election of directors with respect to his or her shares of stock multiplied by the number of directors to be elected by him, and he or she may cast all of such votes for a single director or may distribute them among the number to be voted for, or for any two or more of them, as he or she may see fit.

WAIVER OF NOTICE
----------------

     Whenever notice is required to be given under any provision of the General Corporation Law of Delaware or of the certificate of incorporation or these bylaws, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice unless so required by the certificate of incorporation or these bylaws.

STOCKHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING
-------------------------------------------------------

     Unless otherwise provided in the certificate of incorporation, any action required by this chapter to be taken at any annual or special meeting of stockholders of a corporation, or any action that may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice, and without a vote if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing. If the action which is consented to is such as would have required the filing of a certificate under any section of the General Corporation Law of Delaware if such action had been voted on by stockholders at a meeting thereof, then the certificate filed under such section shall state, in lieu of any statement required by such section concerning any vote of stockholders, that written notice and written consent have been given as provided in Section 228 of the General Corporation Law of Delaware.

RECORD DATE FOR STOCKHOLDER NOTICE; VOTING
------------------------------------------

     For purposes of determining the stockholders entitled to notice of any meeting or to vote thereat, the board of directors may fix, in advance, a record date, which shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors and which shall not be more than sixty (60) days nor less than ten (10) days before the date of any such meeting, and in such event only stockholders of record on the date so fixed are entitled to notice and to vote, notwithstanding any transfer of any shares on the books of the corporation after the record date. If the board of directors does not so fix a record date, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the business day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting unless the board of directors fixes a new record date for the adjourned meeting, but the board of directors shall fix a new record date if the meeting is adjourned for more than thirty (30) days from the date set for the original meeting. The record date for any other purpose shall be as provided in Section 8.1 of these bylaws.

PROXIES
-------

     Every person entitled to vote for directors, or on any other matter, shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation, but no such proxy shall be voted or acted upon after three (3) years from its date unless the proxy provides for a longer period. A proxy shall be deemed signed if the stockholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission, telefacsimile or otherwise) by the stockholder or the stockholder's attorney-in-fact. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Section 212(e) of the General Corporation Law of Delaware.

ORGANIZATION
------------

     The president, or in the absence of the president, the chairman of the board, or, in the absence of the president and the chairman of the board, one of the corporation's vice presidents, shall call the meeting of the stockholders to order, and shall act as chairman of the meeting. In the absence of the president, the chairman of the board, and all of the vice presidents, the stockholders shall appoint a chairman for such meeting. The chairman of any meeting of stockholders shall determine the order of business and the procedures at the meeting, including such matters as the regulation of the manner of voting and the conduct of business. The secretary of the corporation shall act as secretary of all meetings of the stockholders, but in the absence of the secretary at any meeting of the stockholders, the chairman of the meeting may appoint any person to act as secretary of the meeting.

LIST OF  STOCKHOLDERS ENTITLED  TO VOTE
---------------------------------------

     The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

DIRECTORS
---------
POWERS
------

         Subject to the provisions of the General Corporation Law of Delaware and any limitations in the certificate of incorporation and these bylaws relating to action required to be approved by the stockholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

NUMBER OF DIRECTORS
-------------------

     The board of directors  shall be not less than five (5) nor more than seven
(7) members. The exact number of directors shall be five (5) until changed, within the limits specified above by a bylaw amending this Section 3.2 duly adopted by the board of directors or by the stockholders. The indefinite number of directors may be changed, or a definite number may be fixed without provision for an indefinite number, by an amendment to this bylaw, duly adopted by the board of directors or by the stockholders, or by a duly adopted amendment to the certificate of incorporation. No reduction of the authorized number of directors shall have the effect of removing any director before that director's term of
office    expires.

ELECTION    AND    TERM    OF    OFFICE    OF    DIRECTORS
----------------------------------------------------------

     Except as provided in Section 3.4 of these bylaws, directors shall be elected at each annual meeting of stockholders to hold office until the next annual meeting. Each director, including a director elected or appointed to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

RESIGNATION AND VACANCIES
--------------------------

     Any director may resign effective on giving written notice to the chairman of the board, the president, the secretary or the board of directors, unless the notice specifies a later time for that resignation to become effective. If the resignation of a director is effective at a future time, the board of directors may elect a successor to take office when the resignation becomes effective. Vacancies in the board of directors may be filled by a majority of the remaining directors, even if less than a quorum, or by a sole remaining director; however, a vacancy created by the removal of a director by the vote of the stockholders or by court order may be filled only by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute a majority of the required quorum). Each director so elected shall hold office until the next annual meeting of the stockholders and until a successor has been elected and qualified. Unless otherwise provided in the certificate of incorporation or these bylaws: Vacancies and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Whenever the holders of any class or classes of stock or series thereof are entitled to elect one or more directors by theprovisions of the certificate of incorporation, vacancies and newly created directorships of such class or classes or series may be filled by a majority of the directors elected by such class or classes or series thereof then in office, or by a sole remaining director so elected. If at any time, by reason of death or resignation or other cause, the corporation should have no directors in office, then any officer or any stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with like responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of the certificate of incorporation or these bylaws, or may apply to the Court of Chancery for a decree summarily ordering an election as provided in Section 211 of the General Corporation Law of Delaware. If, at the time of filling any vacancy or any newly created directorship, the directors then in office constitute less than a majority of the whole board (as constituted immediately prior to any such increase), then the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten
(10) percent of the total number of the shares at the time outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the directors chosen by the directors then in office as aforesaid, which election shall be governed by the provisions of Section 211 of the General Corporation Law of Delaware as far as applicable.

PLACE OF MEETINGS;  MEETINGS BY TELEPHONE
-----------------------------------------

     Regular meetings of the board of directors may be held at any place within or outside the State of Delaware that has been designated from time to time by resolution of the board. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board may be held at any place within or outside the State of Delaware that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.

     Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another; and all such directors shall be deemed to be present in person at the meeting.

REGULAR MEETINGS
----------------

     Regular meetings of the board of directors may be held without notice if the times of such meetings are fixed by the board of directors. If any regular meeting day shall fall on a legal holiday, then the meeting shall be held next succeeding full business day.

SPECIAL  MEETINGS;  NOTICE
--------------------------

     Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board, the president, any vice president, the secretary or any two directors. Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or telegram, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation. If the notice is mailed, it shall be deposited in the United States mail at least four (4) days before the time of the holding of the meeting. If the notice is delivered personally or by telephone or telegram, it shall be delivered personally or by telephone or to the telegraph company at least forty-eight (48) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose or the place of the meeting, if the meeting is to be held at the principal executive office of the corporation.

QUORUM
------

     A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 3.10 of these bylaws. Every act or decision done or made by a majority of the directors present at a duly held meeting at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of the certificate of incorporation and other applicable law. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

WAIVER OF NOTICE
----------------

     Notice of a meeting need not be given to any director (i) who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or (ii) who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such directors. All such waivers, consents, and approvals shall be filed with the corporate records or made part of the minutes of the meeting. A waiver of notice need not specify the purpose of any regular or special meeting of the board of directors.

ADJOURNMENT
-----------

     A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

NOTICE OF ADJOURNMENT
---------------------

     Notice of the time and place of holding an adjourned meeting need not be given unless the meeting is adjourned for more than twenty-four(24) hours. If the meeting is adjourned for more than twenty-four (24) hours, then notice of the time and place of the adjourned meeting shall be given before the adjourned meeting takes place, in the manner specified in Section 3.7 of these bylaws, to the directors who were not present at the time of the adjournment.

BOARD  ACTION BY WRITTEN CONSENT WITHOUT A MEETING
---------------------------------------------------

     Any action required or permitted to be taken by the board of directors may be taken without a meeting, provided that all members of the board individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent and any counterparts thereof shall be filed with the minutes of the proceedings of the board.

FEES AND  COMPENSATION  OF DIRECTORS
------------------------------------

     Directors and members of committees may receive such compensation, if any, for their services and such reimbursement of expenses as may be fixed or determined by resolution of the board of directors. This Section 3.13 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation for those services.

APPROVAL OF LOANS TO OFFICERS
-----------------------------

     The corporation may lend money to, or guarantee any obligation of, or otherwise assist any officer or other employee of the corporation or any of its subsidiaries, including any officer or employee who is a director of the corporation or any of its subsidiaries, whenever, in the judgment of the directors, such loan, guaranty or assistance may reasonably be expected to benefit the corporation. The loan, guaranty or other assistance may be with or without interest and may be unsecured, or secured in such manner as the board of directors shall approve, including, without limitation, a pledge of shares of stock of the corporation. Nothing contained in this section shall be deemed to deny, limit or restrict the powers of guaranty or warranty of the corporation at common law or under any statute.

COMMITTEES
----------
COMMITTEES OF DIRECTORS
-----------------------

     The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one (1) or more committees, each consisting of two or more directors, to serve at the pleasure of the board. The board may designate one (1) or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any committee, to the extent provided in the resolution of the board, shall have and may exercise all the powers and authority of the board, but no such committee shall have the power of authority to: amend the certificate of incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the board of directors as provided in Section 151(a) of the General Corporation Law of Delaware, fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation); adopt an agreement of merger or consolidation under Sections 251 or 252 of the General Corporation Law of Delaware; recommend to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets; recommend to the stockholders a dissolution of the corporation or a revocation of a dissolution; or amend the bylaws of the corporation; and, unless the board resolution establishing the committee, the bylaws or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend, to authorize the issuance of stock, or to adopt a certificate of ownership and merger pursuant to Section 253 of the General Corporation Law of Delaware.

MEETINGS AND ACTION OF COMMITTEES
---------------------------------

     Meetings and actions of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Section 3.5 (place of meetings), Section 3.6 (regular meetings), Section 3.7 (special meetings and notice), Section 3.8 (quorum), Section 3.9 (waiver of notice),
Section 3.10  (adjournment),  Section 3.11 (notice of adjournment),  and Section
3.12 (action without meeting), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members; provided, however, that the time of regular meetings of committees may be determined either by resolution of the board of directors or by resolution of the committee, that special meetings of committees may also be called by resolution of the board of directors, and that notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.

COMMITTEE  MINUTES.
------------------

     Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

OFFICERS
--------
OFFICERS
--------

     The officers of the corporation shall be a president, a secretary, and a chief financial officer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more vice presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of Section 5.3 of these bylaws. Any number of offices may be held by the same person.

ELECTION  OF OFFICERS
---------------------

     The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or Section 5.5 of these bylaws, shall be chosen by the board, subject to the rights, if any, of an officer under any contract of employment.

SUBORDINATE OFFICERS
--------------------

     The board of directors may appoint, or may empower the president to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these bylaws or as the board of directors may
from   time  to  time   determine.

REMOVAL AND  RESIGNATION  OF  OFFICERS
--------------------------------------

     Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the board of directors at any regular or special meeting of the board or, except in case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors. Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

VACANCIES  IN  OFFICES
---------------------

     A  vacancy  in  any  office   because  of  death,   resignation,   removal,
disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to that office.

CHAIRMAN OF THE BOARD
---------------------

     The chairman of the board, if such an officer be elected, shall, if present, preside at meetings of the board of directors and exercise and perform such other powers and duties as may from time to time be assigned to him by the board of directors or as may be prescribed by these bylaws. If there is no president, then the chairman of the board shall also be the chief executive officer of the corporation and shall have the powers and duties prescribed in
Section 5.7 of these bylaws.

 PRESIDENT
 ---------

     Subject to such supervisory powers, if any, as may be given by the board of directors to the chairman of the board, if there be such an officer, the president shall be the chief executive officer of the corporation and shall, subject to the control of the board of directors, have general supervision, direction, and control of the business and the officers of the corporation. He shall preside at all meetings of the stockholders and, in the absence or nonexistence of a chairman of the board, at all meetings of the board of directors. He shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the board of directors or these bylaws.

VICE PRESIDENTS
---------------

     In the absence or disability of the president, the vice presidents, if any, in order of their rank as fixed by the board of directors or, if not ranked, a vice president designated by the board of directors, shall perform all the duties of the president and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors, these bylaws, the president or the chairman of the board.

SECRETARY
---------

     The secretary shall keep or cause to be kept, at the principal executive office of the corporation or such other place as the board of directors may direct, a book of minutes of all meetings and actions of directors, committees of directors and stockholders. The minutes shall show the time and place of each meeting, whether regular or special (and, if special, how authorized and the notice given), the names of those present at directors' meetings or committee meetings, the number of shares present or represented at stockholders' meetings, and the proceedings thereof. The secretary shall keep, or cause to be kept, at the principal executive office of the corporation or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all stockholders and their addresses, the number and classes of shares held by each, the number and date of certificates evidencing such shares, and the number and date of cancellation of every certificate surrendered for cancellation. The secretary shall give, or cause to be given, notice of all meetings of the stockholders and of the board of directors required to be given by law or by these bylaws. He shall keep the seal of the corporation, if one be adopted, in safe custody and shall have such other powers and perform such other duties as may be prescribed by the board of directors or by these bylaws.

CHIEF FINANCIAL OFFICER
-----------------------

     The chief financial officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The books of account shall at all reasonable times be open to inspection by any director. The chief financial officer shall deposit all money and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND OTHER AGENTS
-------------------------------------------------------------------
INDEMNIFICATION OF DIRECTORS AND OFFICERS
-----------------------------------------

     The corporation shall, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware as the same now exists or may hereafter be amended, indemnify any person against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit, or proceeding in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was a director or officer of the corporation. For purposes of this Section 6.1, a "director" or "officer" of the corporation shall mean any person (i) who is or was a director or officer of the corporation, (ii) who is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was a director or officer of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation. The corporation shall be required to indemnify a director or officer in connection with an action, suit, or proceeding (or part thereof) initiated by such director or officer only if the initiation of such action, suit, or proceeding (or part thereof) by the director or officer was authorized by the Board of Directors of the corporation. The corporation shall pay the expenses (including attorney's fees) incurred by a director or officer of the corporation entitled to indemnification hereunder in defending any action, suit or proceeding referred to in this Section 6.1 in advance of its final disposition; provided, however, that payment of expenses incurred by a director or officer of the corporation in advance of the final disposition of such action, suit or proceeding shall be made only upon receipt of an undertaking by the director or officer to repay all amounts advanced if it should ultimately be determined that the director of officer is not entitled to be indemnified under this Section 6.1 or otherwise. The rights conferred on any person by this Article shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, provision of the corporation's Certificate of Incorporation, these bylaws, agreement, vote of the stockholders or disinterested directors or otherwise.

         Any repeal or modification of the foregoing provisions of this Article shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

INDEMNIFICATION OF OTHERS
-------------------------

     The corporation shall have the power, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware as the same now exists or may hereafter be amended, to indemnify any person (other than directors and officers) against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit, or proceeding, in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was an employee or agent of the corporation. For purposes of this Section 6.2, an "employee" or "agent" of the corporation (other than a director or officer) shall mean any person (i) who is or was an employee or agent of the corporation, (ii) who is or was serving at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was an employee or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

INSURANCE
---------

     The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against such liability under the provisions of the General Corporation Law of Delaware.

RECORDS AND REPORTS
-------------------
MAINTENANCE AND INSPECTION OF RECORDS
-------------------------------------

     The corporation shall, either at its principal executive office or at such place or places as designated by the board of directors, keep a record of its stockholders listing their names and addresses and the number and class of shares held by each stockholder, a copy of these bylaws as amended to date, accounting books and other records of its business and properties. Any stockholder of record, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the corporation's stock ledger, a list of its stockholders, and its other books and records and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where an attorney or other agent is the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing that authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the corporation at its registered office in Delaware or at its principal place of business.

INSPECTION BY DIRECTORS
-----------------------

     Any director shall have the right to examine (and to make copies of) the corporation's stock ledger, a list of its stockholders and its other books and records for a purpose reasonably related to his or her position as a director.

ANNUAL  STATEMENT TO  STOCKHOLDERS
----------------------------------

     The board of directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.

REPRESENTATION  OF SHARES OF OTHER  CORPORATIONS
------------------------------------------------

     The chairman of the board, if any, the president, any vice president, the chief financial officer, the secretary or any assistant secretary of this corporation, or any other person authorized by the board of directors or the president or a vice president, is authorized to vote, represent and exercise on behalf of this corporation all rights incident to any and all shares of the stock of any other corporation or corporations standing in the name of this corporation. The authority herein granted may be exercised either by such person directly or by any other person authorized to do so by proxy or power of attorney duly executed by such person having the authority.

CERTIFICATION  AND INSPECTION  OF BYLAWS
----------------------------------------

     The original or a copy of these bylaws, as amended or otherwise altered to date, certified by the secretary, shall be kept at the corporation's principal executive office and shall be open to inspection by the stockholders of the corporation, at all reasonable times during office hours.

GENERAL MATTERS
---------------
RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING
-----------------------------------------------------

     For purposes of determining the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any other lawful action (other than action by stockholders by written consent without a meeting), the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days before any such action. In that case, only stockholders of record at the close of business on the date so fixed are entitled to receive the dividend, distribution or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the General Corporation Law of Delaware. If the board of directors does not so fix a record date, then the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution.

CHECKS; DRAFTS;  EVIDENCES OF  INDEBTEDNESS
-------------------------------------------

     From time to time, the board of directors shall determine by resolution which person or persons may sign or endorse all checks, drafts, other orders for payment of money, notes or other evidences of indebtedness that are issued in the name of or payable to the corporation, and only the persons so authorized shall sign or endorse those instruments.

CORPORATE  CONTRACTS AND INSTRUMENTS: HOW  EXECUTED
---------------------------------------------------
     The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation; such authority may be general or confined to specific instances. Unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

STOCK CERTIFICATES;  TRANSFER;  PARTLY PAID SHARES
--------------------------------------------------

     The shares of the corporation shall be represented by certificates, provided that the board of directors of the corporation may provide by resolution or resolutions that some or all of any or all classes or series of its stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the corporation. Notwithstanding the adoption of such a resolution by the board of directors, every holder of stock represented by certificates and, upon request, every holder of uncertificated shares, shall be entitled to have a certificate signed by, or in the name of the corporation by, the chairman or vice-chairman of the board of directors, or the president or vice-president, and by the treasurer or an assistant treasurer, or the secretary or an assistant secretary of such corporation representing the number of shares registered in certificate form. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate has ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue. Certificates for shares shall be of such form and device as the board of directors may designate and shall state the name of the record holder of the shares represented thereby; its number; date of issuance; the number of shares for which it is issued; a summary statement or reference to the powers, designations, preferences or other special rights of such stock and the qualifications, limitations or restrictions of such preferences and/or rights, if any; a statement or summary of liens, if any; a conspicuous notice of restrictions upon transfer or registration of transfer, if any; a statement as to any applicable voting trust agreement; if the shares be assessable, or, if assessments are collectible by personal action, a plain statement of such facts. Upon surrender to the secretary or transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books. The corporation may issue the whole or any part of its shares as partly paid and subject to call for the remainder of the consideration to be paid therefor. Upon the face or back of each stock certificate issued to represent any such partly paid shares, or upon the books and records of the corporation in the case of uncertificated partly paid shares, the total amount of the consideration to be paid therefor and the amount paid thereon shall be stated. Upon the declaration of any dividend on fully paid shares, the corporation shall declare a dividend upon partly paid shares of the same class, but only upon the basis of the percentage of the consideration actually paid thereon.

SPECIAL  DESIGNATION ON CERTIFICATES
------------------------------------

     If the corporation is authorized to issue more than one class of stock or more than one series of any class, then the powers, the designations, the preferences and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate that the corporation shall issue to represent such class or series of stock; provided, however, that, except as otherwise provided in Section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements there may be set forth on the face or back of the certificate that the corporation shall issue to represent such class or series of stock a statement that the corporation will furnish without charge to each stockholder who so requests the powers, the designations, the preferences and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

LOST CERTIFICATES
-----------------

     Except as provided in this Section 8.6, no new certificates for shares shall be issued to replace a previously issued certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may, in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of replacement certificates on such terms and conditions as the board may require; the board may require indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of the certificate or the issuance of the replacement certificate.

TRANSFER AGENTS AND REGISTRARS
------------------------------

     The board of directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, each of which shall be an incorporated bank or trust company -- either domestic or foreign, who shall be appointed at such times and places as the requirements of the corporation may necessitate and the board of directors may designate.

CONSTRUCTION;  DEFINITIONS
--------------------------

     Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the General Corporation Law of Delaware shall govern the construction of these bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

AMENDMENTS
----------

     The original or other bylaws of the corporation may be adopted, amended or repealed by the stockholders entitled to vote or by the board of directors of the corporation. The fact that such power has been so conferred upon the directors shall not divest the stockholders of the power, nor limit their power to adopt, amend or repeal bylaws.

     Whenever an amendment or new bylaw is adopted, it shall be copied in the book of bylaws with the original bylaws, in the appropriate place. If any bylaw is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or the filing of the operative written consent(s) shall be stated in said book.

                                                                    EXHIBIT 13.1
               PORTIONS OF THE 1998 ANNUAL REPORT TO STOCKHOLDERS

                            QUARTERLY FINANCIAL DATA

     The following is a summary of the Company's unaudited quarterly results for the four quarters ended December 31, 1998 and 1997. In management's opinion, these results have been prepared on a basis consistent with the audited financial statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and notes thereto beginning on page 27 of this report. The shares of the Company's Common Stock are listed on the NASDAQ National Market System under the symbol MDCD.

                                     1998 Quarter Ended
                        March 31,          June 30,       Sept. 30,     Dec. 31,
             ( thousands, except per share data)
Total revenues..........$3,323            $4,237           $4,816        $5,165
Loss from operations ...(2,628)           (5,238)          (3,376)       (3,277)
Net loss................(2,226)           (4,864)          (3,054)       (3,017)
Net loss
per share (basic)...... $(0.25)           $(0.55)          $(0.35)       $(0.36)
Net loss
per share (diluted).... $(0.25)           $(0.55)          $(0.35)       $(0.36)
Closing stock price
            High.......  $4.44             $6.31            $5.00         $2.50
            Low........  $3.31             $3.88            $1.50         $1.00

                                     1997 Quarter Ended
                       March 31,          June 30,        Sept. 30,     Dec. 31,
             ( in thousands, except per share data)
Total revenues.........$3,009            $5,547            $6,151        $5,261
Loss from operations...(3,816)             (928)           (1,859)       (3,169)
Net loss ..............(3,299)             (372)           (1,404)       (2,703)
Net loss per share
(basic/diluted)........$(0.34)           $(0.04)           $(0.16)       $(0.31)
Closing stock price
            High....... $7.75             $4.69             $5.50         $5.50
            Low........ $3.88             $3.38             $3.88         $3.50

                           FIVE YEAR FINANCIAL SUMMARY

     The following is a summary of the Company's results for the five years ended December 31, 1998. In management's opinion, these have been prepared on a basis consistent with the audited financial statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and notes thereto beginning on page 27 of this report.

                             Years ended December 31,
                            1998        1997        1996       1995       1994
                            ----        ----        ----       ----       ----
                   (in thousands, except per share data)
Revenues:
 Product sales.............$17,541     $19,968     $26,116    $23,426   $ 1,957
 Other revenue.............      -           -           -      1,869     3,954
                          --------    --------     --------    ------    ------

Total revenues............. 17,541      19,968      26,116     25,295     5,911
Cost of product sales and
amortization of purchased
technology................. 10,090       9,570      10,162     12,605     1,070
Cost of product sales and
services to and royalties
from IBM...................      -           -           -          -     4,365
Income (loss)
from operations (1)........(14,519)     (9,772)      2,909      1,808   (28,534)
Net income (loss) (1)......(13,161)     (7,778)      4,274      2,500   (27,507)
Net income (loss)
per share (basic).......... $(1.51)     $(0.86)      $0.47      $0.32    $(3.69)
Net income (loss)
per share (diluted)........ $(1.51)     $(0.86)      $0.44      $0.30    $(3.69)

                                    December 31,
                             1998        1997        1996       1995       1994
                             ----        ----        ----       ----       ----
Cash and cash equivalents..$11,049     $15,167     $24,809    $11,752    $8,692
Marketable securities......  7,794      16,722      14,340      5,900     5,077
Restricted cash............      -           -           -          -    21,201
Working capital............ 15,647      29,355      39,760     15,788    10,591
Total assets............... 24,888      37,491      45,245     22,823    39,793
Stockholders' equity....... 16,241      30,085      41,230     16,373    11,445

1)Includes a charge for in-process R&D of $21,245 in 1994.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

     The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, including such items discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary significantly from those described.. In accordance with provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors beginning on page 17.

General

     Prior to 1995, the Company (then known as Parallan Computer, Inc.) developed and supported high performance network superservers. During 1994, the Company exited its prior business and product line, which had generated substantial losses. The Company fundamentally changed its business in December 1994 with the purchase of Meridian Data, Inc. The total purchase price was $23.1 million. The acquisition was accounted for using the purchase method of accounting and included $21.2 million allocated to in-process research and development which was charged to expense on December 1, 1994. Since the acquisition, the Company has been developing and marketing network-attached storage (`NAS") devices utilizing both optical disk technology for the PC LAN environment, as well as CD-ROM enterprise servers. In response to a decrease in the market for its CD-ROM enterprise servers, Meridian embarked on the development of its first non-CD-ROM NAS device, the Snap! Server, in late 1996 and shipped in May of 1998. The Company believes that it will be several quarters before it achieves significant revenues from sales of the Snap! Server. Meridian's expenses related to product development and marketing related to the Snap! Server resulted in the Company posting a substantial net operating loss for 1998 and anticipating a loss for 1999. See "Risk Factors - New Product
Development; - Rapid Technological Change; - Potential for Product Defects; Competition; - Emerging markets; - Product concentration." The Snap! Server is a protocol-independent, NAS device targeted for the PC LAN environment. The
Company believes that the Snap! Server provides superior ease-of-use and installation of any competitive product or competing method for adding storage to PC LAN networks. The Company's Snap! Server retails for under $1,000. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's current CD-ROM products. There can be no assurance that the Company's distributors and VARs will be able to effectively market this new product, nor that the Company will be successful in developing alternate channels of distribution. Nor can there be any assurance that the Snap! Server will be a commercial success. A failure of the Company's distributors and VARs to successfully market the Company's new products, or the failure to develop new channels of distribution, or the failure to obtain market acceptance for the Snap! Server, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Because the Company generally ships its products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; seasonality; mix of software and systems sales; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and VARs. In 1998, 1997 and 1996, identifiable sales to federal governmental agencies accounted for approximately 8%, 14% and 11%, respectively, of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results would be adversely affected. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions.

Results of Operations

Revenues

     Product sales. Meridian's product sales decreased to $17.5 million in 1998 from $20.0 million in 1997. This decrease was due to a continuing market driven shift from enterprise-wide CD-ROM/DVD servers towards workgroup attached storage products, such as CD Net Universal, which have increased in volume but have lower average price points. This decrease was partially offset by sales of the Snap! Server. Included in product sales for 1998 was approximately $2.7 million in sales related to the Company's new Snap! Server. The markets for Meridian's products are extremely competitive, and the Company expects that Meridian's revenue could be adversely impacted as new competitors enter the market, existing competition continues to consolidate, change and expand product offerings and react to prior market moves made by the Company, or Snap! Server sales fail to continue their growth. Based on expected increases in sales of the Company's workgroup products, Snap! Server and CD Net Universal, Meridian believes that reported revenues in 1999 will be greater than those for 1998. The increase in Snap! Server sales assumes increasing market acceptance of the Snap! Server. If that acceptance were not to develop, or to develop more slowly than the Company anticipates, Meridian's results of operations and liquidity would be adversely affected.

     Meridian's product sales decreased to $20.0 million in 1997 from $26.1 million in 1996. Meridian believes that the market for CD-ROM networking systems fundamentally changed from one in which customers purchase integrated, high-end CD-ROM enterprise servers, to one in which low-cost, plug and play CD-ROM servers, such as Meridian's CD Net Universal, were in demand. Due to this shift, Meridian's sales mix in 1997 shifted from its high-end enterprise systems to its entry-level systems, such as the CD Net Universal server. Sales from its low-end systems did not grow to the extent required to completely offset lower sales of high-end systems. As such, revenues from the sale of Meridian's CD-ROM networking products were less in 1998 than in 1997.

     Previously released software products favorably impacted the Company's sales in 1996. Included in the Company's 1996 sales were approximately $330,000 from the sale of two software site licenses. Beginning in the second quarter of 1996, and continuing throughout the remainder of the year, Meridian's revenue mix shifted towards higher software content, and lower sales of systems. The Company experienced increased price competition from its largest competitors for its high-end system sales. As this trend continued, Meridian's revenue growth slowed, while gross margin increased.

     Approximately 90% of the Company's product sales are derived from two-tier distribution sales to distributors and VARs. Two distributors, Ingram Micro, Inc. and TechData Corporation, accounted for 41% and 23%, respectively, of Meridian's 1998 product sales. The loss of either of these distributors would have a material adverse effect on the Company's results of operations. For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors - Operating Losses; Fluctuations in Quarterly Operating Results," " - Rapid Technological Change; - Potential for Product Defects" and "
- Emerging Markets; Product Concentration."

Gross margin

     Gross margin on product sales decreased to 42% in 1998 from 52% in 1997. This was a result of the Company's transition to workgroup products like Snap! Server and CD Net Universal from enterprise products. Meridian anticipates that gross margins will decrease in 1999 due to the continued shift to workgroup attached storage products, from the Company's enterprise storage products. Gross margin decreased to 52% in 1997 from 61% in 1996 due to the price reduction announced in January 1997, lower software sales, and a shift in the Company's system mix to low-end systems.

     For a discussion of certain risks affecting cost of sales and gross margins, see "Risk Factors - Dependence on Third Party Suppliers" and " - Expansion of International Operations; Foreign Currency Fluctuations."

Operating expenses

Research and development.

     Research and development expense decreased in 1998 to $5.9 million from $6.3 million in 1997, a decrease of approximately $400,000. This decrease was due to the completion of the development of the Snap! Server. Research and development expense in 1997 was $6.3 million, an increase of approximately $3.0 million over 1996. This increase was due to costs incurred in developing the Snap! Server. The Company does not anticipate that research and development expenses will continue to increase in 1999. Research and development expense in 1996 was $3.3 million, an increase of $0.8 million over 1995. This increase was due to higher payroll and overhead expenses, and the amortization of an advance made to a development stage company ("DSC"). In June of 1997, DSC repaid the advance. This was recorded as a credit against research and development expense. Also included in the Company's research and development expense for 1997 was a $1.0 million charge for the acquisition of technology used in the Snap!Server. This charge was offset by the receipt of the proceeds from the advance.

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

Sales and  marketing.

     Sales and marketing expense increased in 1998 by $2.5 million to $13.5 million due to product introduction and marketing costs related to the Snap! Server. Sales and marketing expense consists primarily of payroll and related expenses, including commissions, and advertising related expenses. Sales and marketing expense in 1997 was $11.0 million, an increase of $3.5 million over 1996. This increase was primarily due to higher advertising and related expenditures, increased payroll, and expenses related to marketing studies of the NAS market. The Company does not expect that sales and marketing expenses will increase in 1999. The new products, such as Snap! Server, require different marketing, sales and distribution strategies than those for the Company's current enterprise products. There can be no assurance that the Company's distributors and VARs will be able to effectively market the new network attached storage products or continue to market the Company's existing products. Nor can there be any assurance that the Company will successfully develop any such new channels for such products. A failure of the Company's distributors and VARs to successfully market the Company's products, or the failure to develop alternate channels of distribution for the Snap! Server, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales and marketing expense was $7.5 million in 1996, an increase of approximately $1.3 million, over 1995. This increase was due to higher payroll and related expenses, and increased advertising and promotional expenses. The increase in advertising and promotional expenses was primarily related to the heightened competitive environment which began in early 1996.

     For a discussion of certain risks relating to sales and marketing, see "Risk Factors - Dependence on Third Party Distributors" and " - Emerging Markets; Product Concentration"; "- New Product Development."

General  and  administrative.

     General and administrative expense consists primarily of payroll and related expenses and occupancy expenses. General and administrative expense was $2.6 million in 1998, $2.8 million in 1997 and $2.2 million in 1996. The decrease in 1998 was due to reduced legal costs. The Company does not anticipate that general and administrative expenses will decrease in 1999. The increase between 1997 and 1996 was primarily due to higher payroll expenses and costs incurred with the Company's reincorporation in Delaware.

Other income and expense

Interest income and expense.

     Interest income decreased in 1998 to $1.4 million from $2.0 million in 1997 due primarily to lower invested cash balances. The increase of interest income in 1997 from 1996 was due to twelve months of interest earnings on funds provided by a public offering of the Company's Common Stock in April of 1996. Interest income increased to $1.6 million in 1996 due to a partial year's earnings on the stock proceeds. Interest income will decrease in the future as the Company expends funds for the marketing of its network attached server product, Snap! Server.

Income taxes

     At December 31, 1998, the Company has a net operating loss carryforward for U.S. federal and state income tax purposes of approximately $32.3 and $11.7 million, respectively, which expire between 1999 and 2018. The net operating loss carryforwards include approximately $8.9 million of tax deductions resulting from the exercise of employee stock options. The tax benefit of this deduction, when realized, will be accounted for as a credit to stockholders' equity rather than as a reduction in the income tax provision. The Company has federal research and development tax credit carryovers of approximately $2.4 million at December 31, 1998 that expire in 2003 through 2012. The Company's net operating losses, tax deductions and credit carryforwards may be limited by changes in ownership as defined under the Internal Revenue Code of 1986, as amended. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at December 31, 1998.

Capital resources and liquidity

     Meridian's source of liquidity in 1998 was from cash and investments available at December 31, 1997. The Company's negative cash flows from operations in 1998 and 1997 were principally due to the net operating losses, which included expenses related to the development and introduction of the Snap! Server and an increase in inventory. Meridian's capital expenditures for 1998 were approximately $0.4 million. The Company's capital expenditures for 1997 were approximately $0.5 million. Meridian's source of cash flow from operations for 1996 was principally net income from operations adjusted for noncash depreciation and amortization charges and the amortization of an advance for research and development arrangements. These were offset by an increase in accounts receivable due to the timing of sales, and a decrease in accounts payable and accrued payroll related expenses. The Company's capital expenditures for 1996 were approximately $0.5 million.

     Meridian believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The costs of such investments could be charged to expense. Internally generated cash, marketable securities, debt, or the sale of additional equity may fund such investment or acquisitions. The sale of additional equity would result in dilution in the equity ownership of the Company's stockholders, while the assumption of debt would increase the Company's leverage, and consequently, its financial risk.

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

     Meridian considers a product to be "Y2K ready" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if the product and all of its component products (for example hardware, software and firmware) properly exchange accurate date data. The Company believes that its Snap! Servers, CD-ROM/DVD systems, and CD-ROM/DVD networking software manufactured or released after December 31, 1997 are transparent to Year 2000 requirements, and rely primarily on software found in operating systems and applications to function properly.

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

     In early 1999, the Company initiated formal communications with its significant suppliers, contract manufacturers and financial institutions to evaluate their Y2K compliance plans and state of readiness and to determine whether any Y2K issues will impede the ability of such suppliers, contract manufacturers, or financial institutions to continue to provide goods and services to the Company. However, our suppliers, contract manufacturers, and financial institutions are under no contractual obligation to provide such information to the Company. Accordingly, the Company may not be able to accurately evaluate the Y2K impact on its operations of products and services delivered by these third parties. Meridian has established procedures to ensure that products and internal systems from new suppliers are Y2K compliant. As a general matter, Meridian is vulnerable to any failure by its key suppliers and contract manufacturers to remedy their own Y2K issues, which could delay shipments of essential components and systems, thereby disrupting or halting the Company's manufacturing operations. Further, Meridian also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruptions caused by a Y2K issue, and there is little practical opportunity for Meridian to test or require Y2K compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Commencing in 1999, Meridian plans to develop a contingency plan designed to address problems which might arise from the failure of its suppliers or contract manufacturers to timely and adequately address their Y2K issues.

     To date, the Company has not incurred any costs related to assessment and remediation of Y2K readiness. A formal budget has not been established, and the cost to Meridian of achieving Y2K readiness is evolving; however, it is not currently expected to have a material effect on the Company's business, financial condition, or results of operations. During 1998, Meridian completed the installation of upgraded computer software for the Company's financial, accounting, inventory control, order processing and other management information systems which the vendors maintain are Y2K ready.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Meridian Data, Inc.

     In our opinion, the financial statements listed in the index appearing under item 14(a)(1) and (2), present fairly, in all material respects, the financial position of Meridian Data, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with
generally  accepted  accounting  principles.  These  financial statements   are
the   responsibility   of  the   Company's   management;   our responsibility
is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
San Jose, California
January 27, 1999

MERIDIAN DATA, INC.
BALANCE SHEETS
                                                         December 31,
                                                1998                     1997
                                           (in thousands, except per share data)
Current assets:
   Cash and cash equivalents                     $11,049                $15,167
   Marketable securities                           7,794                 16,722
   Accounts receivable
     (net of allowancefor returns
      and doubtful accounts of $351
      and $543, respectively)                      2,632                  2,949
     Inventories                                   2,687                  1,795
     Other assets                                    132                    128
                                                ----------              --------
         Total current assets                     24,294                 36,761

Property and equipment at cost,
   less accumulated depreciation                     579                    714
Other assets                                          15                     16
                                                 ----------              -------
                                                 $24,888                $37,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                           $  2,895               $  2,371
     Accrued payroll and related expenses          1,675                  1,787
     Accrued advertising and promotion             2,283                  1,353
     Other accrued liabilities                     1,794                  1,895
                                                 --------               --------
         Total current liabilities                 8,647                  7,406
                                                 ---------               -------

Commitments (Note 4)

Stockholders' equity:
     Preferred stock, $0.001 par value,
     5,000 shares authorized, and no shares
     outstanding                                       -                      -
     Common stock, $0.001 par value,
     35,000 shares authorized, 8,134 and
     8,785 shares issued and outstanding               8                      9
     Additional paid-in capital                   65,525                 66,207
     Accumulated deficit                         (49,292)               (36,131)
                                                 -------                 -------
         Total stockholders' equity               16,241                 30,085
                                                --------                 -------
                                                 $24,888                $37,491

The accompanying notes are an integral part of these financial statements

MERIDIAN DATA, INC.
STATEMENTS OF OPERATIONS                         Year ended December 31,
--------------------------------------------------------------------------------
(In thousands, except per share data)   1998             1997              1996
--------------------------------------------------------------------------------
Revenues:
     Product sales                  $  17,541          $19,968        $  26,116
Costs and expenses:
     Cost of product sales             10,090            9,570           10,162
     Research and development           5,931            6,340            3,315
     Sales and marketing               13,466           10,980            7,520
     General and administrative         2,573            2,850            2,210
                                     ----------         -------         --------
         Total costs and expenses      32,060           29,740           23,207
                                     ----------         -------         --------
Income (loss) from operations         (14,519)          (9,772)           2,909
Interest income                         1,358            1,994            1,590
                                     ----------         -------         --------
Income (loss) before income taxes     (13,161)          (7,778)           4,499
Provision for income taxes                  -                -             (225)
                                     ----------       ---------         --------
Net income (loss)                    $(13,161)      $   (7,778)      $    4,274
                                     ==========       ==========       =========

Net income (loss) per share
         Basic                      $   (1.51)      $    (0.86)      $     0.47
                                        ======           ======          =======
         Diluted                    $   (1.51)      $    (0.86)      $     0.44
                                        ======           ======          =======

Weighted average common shares and equivalents
         Basic                          8,696             9,061           9,066
                                        ======           ======           =====
         Diluted                        8,696             9,061           9,686
                                        ======           ======           ======










The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
                                                               Additional       Unrealized                    Total

                                              Common Stock       paid-in      gains (losses)  Accumulated  Stockholders'

                                             Shares   Amount     capital    on investments     Deficit           Equity
Balance at December 31,1995 .............    7,979   $48,994      $  --                $6      $(32,627)        $16,373
Common Stock issued under stock plans....      259       978         --                --             --            978
Compensation expense related to stock
options issued below market .............       --        36         --                --             --             36
Unrealized losses on investments.........       --        --         --                (1)            --            (1)
Common Stock issued in a Public Offering,
net of issuance expenses.................    2,645    36,841         --                --             --         36,841
Common Stock repurchased.................   (1,293)  (17,271)        --                --             --       (17,271)
Net income...............................       --        --         --                --          4,274          4,274

Balance at December 31, 1996.............    9,590    69,578         --                 5        (28,353)        41,230
Reincorporation in Delaware..............       --   (69,568)    69,568                --             --             --
Common Stock issued under stock
plans....................................      223        --        598                --             --            598
Compensation expense related to stock
options issued below market..............       --        --          6                --             --              6
Unrealized losses on investments.........       --        --         --                (5)            --            (5)
Common Stock repurchased.................   (1,028)       (1)    (3,965)               --             --        (3,966)
Net loss.................................       --        --         --                --         (7,778)       (7,778)

Balance at December 31, 1997.............    8,785         9     66,207                --        (36,131)       30,085
Common Stock issued under stock plans....      153        --        330                --             --           330
Common Stock repurchased.................     (804)       (1)    (1,012)               --             --        (1,013)
Net loss ................................       --         --        --                --        (13,161)      (13,161)

Balance December 31, 1998 ...............    8,134     $   8     $65,525             $ --      $ (49,292)       $16,241

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                    Year ended December 31,
(In thousands)                               1998             1997         1996
-------------------------------------------------------------------------------
Net income (loss)                       $ (13,161)       $  (7,778)      $4,274
   Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
      Compensation expense related to
        stock options issued below
        market value                            -                6           36
      Depreciation and amortization           579              474          401
      Amortization of advance for
        research and development
        arrangements                            -              800          200
      Changes in assets and liabilities:
        Accounts receivable                   317               42         (219)
        Inventories                          (892)            (484)        (193)
        Other assets                           (3)             197         (199)
        Advance for research and
          development arrangement               -                -       (1,000)
        Accounts payable                      524              739         (787)
        Accrued payroll and related expenses (112)           1,101         (756)
        Accrued advertising and promotion     930              847           76
        Other accrued liabilities            (101)             704         (398)
                                          ---------        --------       ------
           Net cash provided by (used in)
           operating activities           (11,919)          (3,352)       1,435
                                          ---------        --------       ------

Cash flows from investing activities:
   Purchases of property and equipment       (444)            (535)        (485)
   Redemption of marketable securities     31,559           37,547       11,978
   Additions to marketable securities     (22,631)         (39,934)     (20,419)
                                          ---------        --------     --------
           Net cash provided by (used in)
           investing activities             8,484           (2,922)      (8,926)

   Repurchase of Common Stock              (1,013)          (3,966)     (17,271)
   Issuance of Common Stock, net                -                -       36,841
   Issuance of Common Stock
     related to stock plans                   330              598          978
                                         -----------        --------    --------
           Net cash provided by (used in)
           financing activities              (683)          (3,368)      20,548
                                         -----------        --------    --------
Net increase (decrease) in cash and
    cash equivalents                       (4,118)          (9,642)      13,057
Cash and cash equivalents at
    beginning of year                      15,167           24,809       11,752
                                         ----------         --------    --------
Cash and cash equivalents
    at end of year                       $ 11,049          $15,167      $24,809
                                         ========          ========     ========

Supplemental disclosure of cash flow  information:
          Cash paid during the year for:
              Interest                        $38             $  8        $  18
              Taxes                           $46              $32         $126




The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
         NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
                              1998, 1997, AND 1996

NOTE 1 _ THE COMPANY:

     Meridian Data, Inc. (the "Company" or "Meridian"), was incorporated in 1988 and is currently engaged in the development of network storage solutions for Novell, Windows NT, and Banyan networking environments, and related client software.

NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash, cash equivalents, and marketable securities

     Cash equivalents consist of highly liquid investment instruments purchased with original maturities of three months or less. The carrying value of cash and cash equivalents approximates their estimated fair market value. At December 31, 1998 and 1997, the Company's marketable securities, consisting primarily of government and corporate bonds, certificates of deposit and commercial paper, are classified as available for sale and are reported at fair market value based on quoted market prices, which approximates cost. Any unrealized gains or losses recorded as a separate component of stockholders' equity.

Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of unsecured accounts receivable and investments in government and high grade corporate bonds, certificates of deposit, and commercial paper. The Company places its cash primarily in investment accounts under professional management. The Company's investment policy limits the amount of credit exposure to any one issuer. The Company's investment policy also attempts to limit interest rate risk by restricting any concentration of maturities. Meridian's accounts receivable are primarily derived from sales to distributors and value added resellers (VARs) in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts based upon the expected collectibility of all accounts receivable and has not experienced material losses to date. At December 31, 1998, two customers accounted for 66% of the Company's gross accounts receivables. At December 31, 1997 two customers accounted for 44% of the Company's gross accounts receivable.

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

     During 1998, two customers, consisting of large distributors, accounted for 41% and 23% of Meridian's 1998 product sales. During 1997, two customers, consisting of large distributors, accounted for 21% and 19% of the company's 1997 product sales. During 1996, two customers, consisting of large distributors accounted for 25% and 18% of Meridian's 1996 product sales. There are no reporting segments to disclose under FAS 131.

Basic and Diluted Net income (loss) per share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") during the year ended December 31, 1997 and retroactively restated all prior periods under SFAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares during the period. Potential common shares consist of the incremental shares issuable upon the exercise of stock options (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. Options to purchase 2,145,309 shares of common stock at prices ranging from $0.03 to $15.13 per share were outstanding during the year ended December 31, 1998 but were not included in the computation of diluted EPS because the options would have been antidilutive.

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

Bank  Credit  Facilities.

     On October 14, 1998 the Company signed a credit agreement (the "Facility") with a bank (the "Bank") for a $7.5 million revolving credit line which expires on July 30, 1999. Borrowing under the Facility is at the Bank's prime rate plus 1/4 %, and is subject to the Company maintaining certain leverage ratios and net worth requirements. All advances under the Facility must be repaid by the expiration date of July 30, 1999. As of December 31, 1998, Meridian has no amounts due under the Facility.

Recent Accounting Pronouncements

Comprehensive Income

     There are no components of comprehensive income which are not included in the Company's net income (loss).

NOTE 3 _ BALANCE SHEET DETAIL (in thousands):
                                                                  December 31,
                                                              1998        1997
Marketable securities:
United States government and agencies.....................      $-     $ 4,862
Corporate.................................................  18,551      24,735
Other.....................................................       -       1,962
                                                            -------    ---------
                                                            18,551      31,559
Less securities classified as cash equivalents............ (10,757)    (14,837)
                                                           --------    ---------
                                                            $7,794     $16,722

Inventories:
      Raw materials and purchased parts...................   $ 891     $ 1,390
      Work in process.....................................     797         405
      Finished  Goods.....................................     999           -
                                                               ---         ---

                                                            $2,687      $1,795
Property and equipment:
      Computers and purchased software....................  $1,731      $1,459
      Machinery and equipment.............................     244         190
      Furniture and fixtures..............................     259         144
      Leasehold improvements..............................      72          69
                                                            -------       ------
                                                             2,306       1,862
      Less accumulated depreciation and amortization......  (1,727)     (1,148)
                                                            -------     -------
                                                             $ 579       $ 714
                                                             =====       =====
NOTE 4 _ COMMITMENTS:

     The Company rents its office, manufacturing, and research facilities under noncancelable operating lease which expires in December 1999. The Company's lease agreement requires that the Company pay certain other expenses such as property taxes, insurance, and common area maintenance. Rent expense for all operating leases was $0.5 million, $0.5 million, and $0.4 million for 1998, 1997, and 1996, respectively. Future minimum lease payments due under noncancelable operating leases at December 31, 1998 are $337,000.

NOTE 5 _ STOCKHOLDERS' EQUITY:

Stock Option Plans

     The Company has reserved 4,348,789 shares of Common Stock for issuance under the Company's various stock option plans (the "Plans"). The options granted may be either incentive stock options to employees or nonstatutory stock options to employees or consultants, at the discretion of the Board of Directors. The Board also has the discretion to grant to employees and consultants stock purchase rights for shares of stock reserved for issuance under the Plans. Terms and conditions of stock options and stock purchase rights are set by the Board of Directors.

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

     Stock option activity under the above Plans for years 1998, 1997, and 1996, is as follows:

                                                   Options Outstanding
                                   Shares                 Weighted
                                  Available                Average
                                  for Grant    Shares       Price   Price range

Balance at December 31, 1995.....    70,256    1,320,559    $4.25   $0.03-$10.00
 Increase in 1988 Plan...........   300,000            -     n/a
 Options granted.................  (401,600)     401,600    $8.69   $7.25-$15.13
 Options canceled................   173,389     (173,389)   $7.20   $1.18-$15.13
 Options exercised...............         -     (214,819)   $3.09   $0.03-$8.50
 Options expired.................   (33,592)           -    $1.18      $1.18
                                    --------    ---------
Balance at December 31, 1996.....   108,453    1,333,951    $5.45   $0.03-$15.13
 1997 Stock Option Plan..........   900,000            -      n/a
 Options granted.................(1,260,584)   1,260,584    $3.51   $3.38-$5.00
 Options canceled................   471,703     (471,703)   $7.19   $1.18-$11.38
 Options exercised...............         -     (115,522)   $4.55   $3.69-$7.44
 Options expired.................    (2,911)           -    $1.18      $1.18
                                  -----------  ----------
Balance at December 31, 1997.....   216,661    2,007,310    $4.00   $0.03-$15.13
 Increase in 1997 Plan...........  400,000            -      n/a
 Options granted.................  (289,000)     289,000    $5.32  $1.16 - $6.31
 Options canceled................   122,989     (122,989)   $3.68 $1.18 - $10.00
 Options exercised...............         -      (28,012)   $1.31  $1.18 - $3.38
 Options expired.................   (45,685)           -    $2.83  $1.18 - $8.50
                                    -------    -----------
Balance at December 31, 1998.....   404,965     2,145,309   $1.90 $0.03 - $15.13
                                    =======     =========
Options exercisable at December 31, 1998          799,574   $2.52 $0.03 - $15.13
                                                  =======

     On April 23, 1997, the Compensation Committee of the Board of Directors approved an offer to all employees permitting an election to amend options with exercise prices in excess of $3.38 to change the exercise price to the fair market value of the Company's common stock on that date, which was $3.38, subject to a new vesting schedule. Options for the purchase of a total of 366,184 shares were amended. On October 27, 1998, the Board of Directors approved an offer to all employees, except certain executives, permitting an election to amend their options to change the exercise price to the fair market value of the Company's common stock on November 9, 1998, which was $1.56, subject to a new vesting schedule. Options for the purchase of a total of 723,309 shares were amended. At the same time, the Board of Directors approved an offer to certain executives permitting an election to amend their options to change the exercise price to the fair market value of the Company's common stock on October 28, 1998, which was $1.44. Options for the purchase of a total of 1,069,413 shares were amended.

1992 Employee Stock Purchase Plan

     In October 1992, the Company adopted the 1992 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of their base compensation plus commission, at a price per share equal to 85% of the fair market value as of the first day or the last day, whichever is lower, of each six-month offering period under the Purchase Plan. The offering periods commence on May 1 and November 1. The Company has reserved 400,000 shares of Common Stock for issuance under the Purchase Plan. At December 31, 1998, 346,562 shares of Common Stock had been issued under the Purchase Plan, and 53,438 shares remain available for future issuance under the Purchase Plan.

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

                                           1998             1997          1996
                                        ----------        ---------      ------
         Net income (loss):
           As reported                  $(13,161)         $(7,778)       $4,274
                                         ========          =======       ======
           Pro forma                     $(15,532)         $(9,210)      $3,246
                                         =========         ========      ======

         Diluted net income (loss) per share:
           As reported                  $ (1.51)          $  (0.86)     $  0.44
                                         =======          =========     =======
           Pro forma                    $ (1.79)          $  (1.02)     $  0.34
                                         =======          =========     =======

     The fair value of stock options and stock purchase plan rights was determined using the Black-Sholes option pricing model incorporating the following range of assumptions for 1998, 1997 and 1996 in the calculations:

                                          Stock Options     Stock Purchase Plan
         Expected life                      4.51 years          0.5 years
         Interest rate at date of grant     4.2% to 6.7%      4.6% to 5.5%
         Volatility at date of grant             95%             117%
         Dividend yield                           0%               0%

     The following table summarizes information about all options outstanding as December 31, 1998:
                       Options Outstanding            Options Exercisable
                       -----------------------        ------------------------
Range of                 Weighted Average               Weighted Average
Exercise                Remaining     Exercise                       Exercise
Prices        Number    life          Price                Number    Price
--------      ------    ---------     ---------            -------   ---------
$0.03-$1.18    131,420        5.2        $ 0.52             95,420    $ 0.28
$1.44-$1.56  1,773,389        7.7        $ 1.49            498,611    $ 1.48
$3.38-$3.75     63,500        8.3        $ 3.47             34,793    $ 3.54
$4.00-$5.13     72,500        5.8        $ 4.73             69,375    $ 4.71
$6.31-$7.50     89,500        6.0        $ 6.58             86,375    $ 6.59
   $15.13       15,000        7.3        $15.13             15,000    $15.13
             ----------     -------      -------           -------    -------
             2,145,309        7.5        $ 1.90            799,574    $ 2.52
             ----------     -------      -------           -------    ------

     Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Preferred Share Purchase Rights

     At December 31, 1998, there were outstanding 8,134,156 rights to purchase Series A Participating Preferred Stock ("Preferred Stock"). The rights were issued as a dividend on August 25, 1997 to stockholders of record as of the close of business on that date. Each right entitles the holder to purchase from the Company a unit (one one-thousandth) of Preferred Stock at $30 per unit subject to adjustment. The rights are not exercisable or transferable apart from the common stock until 10 days after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each right will entitle the holder, under certain circumstances (acquiring person becomes the beneficial owner of 15% or more of the Company's common shares outstanding, merger or sale of 50% or more of the Company's consolidated assets), to acquire, at half the value, common stock of the Company or common stock of the acquiring person. The rights expire August 11, 2007 and are redeemable prior to the time an acquiring person acquires 15% or more of the Company's common stock at one cent per right. At December 31, 1998, 5,000,000 shares of Preferred Stock were authorized but unissued and were reserved for issuance upon exercise of the rights.

NOTE 7 _ FEDERAL AND STATE INCOME TAXES:

         The provision for income taxes in was as follows (in thousands):
                                      Years ended December 31,
                                                              1996
Federal:
 Current.............................................             $167
 Deferred............................................                -
                                                                  ------
                                                                   167
State:
 Current.............................................               58
 Deferred............................................                -
                                                                  ------
                                                                    58
                                                                  ------
                                                                  $225

     Deferred tax assets at December 31, 1997 and 1996, consist of the following (in thousands):

                                           December 31,  December 31,
                                               1998         1997
                                           ------------  ------------

Deferred tax assets:
 Federal and state loss carryforwards......  $11,725          $7,200
 Tax credit carryforwards..................    2,410           1,484
 Inventory reserves and basis differences..      396             396
 Depreciation and amortization.............      (32)            (75)
 Other.....................................    2,201           1,995
                                               -----           -----

                                              16,700          11,000
 Deferred tax asset valuation allowance....  (16,700)        (11,000)
                                             --------        --------

Total net deferred tax assets..............  $     -         $     -
                                            ===========      ===========

         Following is a reconciliation of the effective income tax rates from operations and the statutory federal income tax rate:
                                                     Years ended December 31,
                                                   1998       1997        1996
                                                   ----       ----        ----

Statutory federal income tax rate...............  (35%)       (35%)        35%
State income taxes, net of federal benefit......    -           -           6%
Current year loss not benefited.................   35%         35%          -
Other...........................................    -           -          (1%)
Change in valuation allowance...................    -           -         (35%)
                                                  -------    -------      -----

Effective tax rate..............................    -           -           5%
                                                  =======    =======      =====

     At December 31, 1998, the Company has a net operating loss carryforward for U.S. federal and state income tax purposes of approximately $32.3 and $11.7 million, respectively, which expire between 1999 and 2018. The net operating loss carryforward includes approximately $8.9 million of tax deductions resulting from the exercise of employee stock options. The tax benefit of this deduction, when realized, will be accounted for as a credit to stockholders' equity rather than as a reduction in the income tax provision. The Company has federal research and development tax credit carryovers of approximately $2.4 million at December 31, 1998, that expire in 2003 through 2012. The Company's net operating losses, tax deductions and credit carryforwards may be limited by changes in ownership as defined under the Internal Revenue Code. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at December 31, 1998.

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

NOTE 9 _  EMPLOYEE BENEFIT PLANS:

     The Company has available to all full-time employees a retirement plan. Under the plan, employee and employer contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code, as amended. Meridian matches employee contributions dollar-for-dollar, up to six percent of gross pay, with an annual cap of $1,200 per employee.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Meridian Data, Inc.

Our audits of the financial statements of Meridian Data, Inc. referred to in our report dated January 27, 1999, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PricewaterhouseCoopers LLP
San Jose, California
January 27, 1999

                                                                   SCHEDULE II

                               MERIDIAN DATA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (In thousands)

                                                       Balance at       Charged to      Charged     Balance at End
                                                       Beginning of      Costs and       Against         of Year
                                                            Year          Expenses       Reserves
                                                       ------------      ----------      --------    ---------------
December 31, 1996
 Inventory Reserves................................          $618          $   57        $    -            $675
 Allowance for Doubtful Accounts...................           200               -           (14)            186
 Sales Returns and Allowances......................           570           1,570        (1,814)            326

December 31, 1997
 Inventory Reserves................................          $675          $  643        $ (703)           $615
 Allowance for Doubtful Accounts...................           186              50             -             236
 Sales Returns and Allowances......................           326           2,598        (2,617)            307

December 31, 1998
 Inventory Reserves................................          $615           $ 188         $  (5)           $798
 Allowance for Doubtful Accounts...................           236               -             -             236
 Sales Returns and Allowances......................           307           1,269        (1,461)            115

                                                                   EXHIBIT 23.1
                       CONSENT OF INDEPENDENT ACCOUNTANTS

We  hereby  consent  to the  incorporation  by  reference  in  the Registration
Statements  on  Form S-8  (33-89162, 333-30107, 33-62084,  333-2620,  333-3934,
333-53945,  333-27533,  333-2622, and 333-27531) of Meridian Data,  Inc. of our
report dated January 27, 1999 appearing in Meridian Data, Inc.'s Form 10-K for the year ended December 31, 1998.


PricewaterhouseCoopers LLP
San Jose, California
March 23, 1999