Form 10-Q
period 1999-03-31
MERIDIAN DATA INC
filed 1999-04-30
CIK 864568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999

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

                               (831) 438-3100
                               --------------
             (Registrant's telephone number, including area code)

            -------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No .

The number of shares of Common Stock, no par value, outstanding on April 30, 1999, was 8,242,531.








Exhibit index on page 20.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MERIDIAN DATA, INC.
BALANCE SHEETS                                   March 31,         December 31,
(in thousands, except per share data )             1999                1998
--------------------------------------------------------------------------------
ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                      $ 9,927             $11,049
  Marketable securities                            5,450               7,794
  Accounts receivable (net of allowance
   for returns and doubtful accounts of $384
   and $351, respectively)                         1,793               2,632
  Inventories                                      3,617               2,687
  Other assets                                        55                 132
                                               -----------            ---------
 Total current assets                             20,842              24,294

Property and equipment at cost,
 less accumulated depreciation                       478                 579
Other assets                                          15                  15
                                               ----------              ---------
                                                 $21,335             $24,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  2,660            $  2,895
 Accrued payroll and related expenses              1,701               1,675
 Accrued advertising and promotion                 2,056               2,283
Other accrued liabilities                          1,524               1,794
                                                 --------            ---------
 Total current liabilities                         7,941               8,647
                                                 ---------           ---------

Stockholders' equity:
 Preferred stock, $0.001 par value, 5,000 shares
  authorized, and no shares outstanding                 -                   -
 Common stock, $0.001 par value, 35,000 shares
  authorized, 8,134 and 8,134 shares issued
  and outstanding                                       8                   8
 Additional paid-in capital                        65,525              65,525
 Accumulated deficit                              (52,139)            (49,292)
                                                  --------            ---------
  Total stockholders'equity                        13,394              16,241
                                                 -----------          ---------
                                                  $21,335             $24,888
                                                  =======              =======










The accompanying notes are an integral part of these financial statements. MERIDIAN DATA, INC.
STATEMENTS OF OPERATIONS                    Three months ended March 31,
(In thousands, except per share data,
 unaudited)                                    1999               1998
--------------------------------------------------------------------------------
Revenues:
  Product sales                              $ 4,052            $ 3,323
                                             -------             -------

Costs and expenses:
 Cost of product sales                         2,606              1,753
 Research and development                      1,096              1,639
 Sales and marketing                           2,716              1,915
 General and administrative                      681                644
                                              ---------         ---------
  Total costs and expenses                      7,099             5,951
                                              ---------         ----------
Loss from operations                           (3,047)           (2,628)
Interest income, net                              200               402
                                              ----------        -----------
Net loss                                       $(2,847)         $(2,226)
                                               =========        ===========

Net loss per share:
    Basic                                     $  (0.35)        $ ( 0.25)
                                                ========         ========
    Diluted                                   $  (0.35)        $ ( 0.25)
                                                ========         ========

Weighted average common shares and equivalents:
    Basic                                         8,135           8,797
                                                 =======         =======
    Diluted                                       8,135           8,797
                                                 =======         =======





















The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                   Three months ended March 31,
(In thousands, unaudited)                          1999                   1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                       $ (2,847)              $ (2,226)
 Adjustments to reconcile net loss to net
  cash provided by (used in)
  operating activities:
 Depreciation and amortization                       137                    121
 Changes in assets and liabilities:
   Accounts receivable                               839                    949
   Inventories                                      (930)                  (208)
   Other assets                                       77                    (30)
   Accounts payable                                 (235)                  (765)
   Accrued payroll and related expenses               26                     80
   Accrued advertising and promotion                (227)                  (172)
   Other accrued liabilities                        (270)                   (33)
                                                 ----------          -----------
    Net cash used in operating activities         (3,430)                (2,284)
                                                 ----------          -----------

Cash flows from investing activities:
   Purchases of property and equipment               (36)                   (81)
   Redemption of marketable securities            17,900                 29,321
   Additions to marketable securities            (15,556)               (24,611)
                                                ---------              ---------
    Net cash provided by investing activities      2,308                  4,629
                                                ---------              ---------

Cash flows from financing activities:
 Issuance of Common Stock related to stock plans      -                      21
                                                ----------             ---------
Net(decrease)increase in cash and
  cash equivalents                                (1,122)                 2,366
Cash and cash equivalents at beginning of year    11,049                 15,167
                                                 ---------             ---------
Cash and cash equivalents at end of period       $ 9,927                $17,533
                                                 ==========            =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for
      Interest                                      $ 5                   $ 10
      Taxes                                         $ 6                   $ 28















The accompanying notes are an integral part of these financial statements.


                               MERIDIAN DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
          For The Three Months Ended March 31, 1999, and March 31, 1998

Note 1. General

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Meridian
Data, Inc. (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto, for the year ended December 31, 1998, included in the Company's Form 10-K. Results for the interim period are not necessarily indicative of the results for the entire year.

Note 2.  Income taxes

     The Company made no provision for income taxes in the first quarter of 1999 due to the net operating losses. The Company computes income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at March 31, 1999.

Note 3.  Inventories consist of the following (in thousands):

                       March 31, 1999                    December 31, 1998
                   ----------------------              --------------------
                      (unaudited)
  Raw materials                 $1,061                         $    891
  Work-in-progress               1,300                              797
  Finished Goods                 1,256                              999
                               --------                           -------
                                $3,617                            $2,687
                               ========                          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, including such items discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary significantly from those described. In accordance with provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors beginning on page 10.


General
     The Company develops and markets network-attached storage (`NAS") devices utilizing both optical disk and conventional hard drive technologies for the PC LAN environment, as well as CD-ROM enterprise servers. In response to a decrease in the market for its CD-ROM enterprise servers, Meridian embarked on the development of its first non-CD-ROM NAS device, the Snap! Server, in late 1996. The Company shipped its first Sanp! Server in May of 1998. The Company believes that it will be several quarters before it achieves significant revenues from sales of the Snap! Server. Meridian's expenses related to product development and marketing of the Snap! Server resulted in the Company posting a substantial net operating loss for 1998 and the Company anticipates a loss for 1999. See "Risk Factors - New Product Development; - Rapid Technological Change;
- Potential for Product Defects; Competition; - Emerging markets; - Product concentration." The Snap! Server is a protocol-independent, NAS device targeted for the PC LAN environment. The Company believes that the Snap! Server provides superior ease-of-use and installation of any competitive product or competing method for adding storage to PC LAN networks. The Company's Snap! Server retails for under $1,000. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's CD-ROM products. There can be no assurance that the Company's distributors and VARs will be able to effectively market the Snap! Server, nor that the Company will be successful in developing alternate channels of distribution. Nor can there be any assurance that the Snap! Server will be a commercial success. A failure of the Company's distributors and VARs to successfully market the Company's new products, or the failure to develop new channels of distribution, or the failure to obtain market acceptance for the Snap! Server, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Because the Company generally ships its products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and total revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's current and potential new competitors; market acceptance of new products; seasonality; mix of software and systems sales; adoption of new technologies and standards; price and other forms of competition; the cost, quality and availability of third party components used in the Company's systems; changes in the Company's distribution arrangements; and the inability of the Company to accurately monitor end user demand for its products due to the sale of products through distributors and VARs. In 1998, identifiable sales to federal governmental agencies accounted for approximately 8% of the Company's product sales, and the Company anticipates that such sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. In the event that there is any reduction or deferral in spending by such governmental agencies, the Company's quarterly results would be adversely affected. Similarly, if such government agencies reduced their purchases of Meridian products in favor of those of its competitors, the Company's quarterly results would be adversely affected. The Company's operating results will also be affected by the economic condition of the personal computer industry, which has from time to time experienced cyclical, depressed business conditions, often in connection with or in anticipation of a decline in general economic conditions.


Results of operations

Revenues

Product sales

     Meridian's revenues increased to $4.1 million in the first quarter of 1999 from $3.3 million in the comparable period of 1998, an increase of 24%. Included in revenues for the first quarter of 1999 was approximately $1.7 million related to the Snap! Server. Future increases in Snap! Server revenues will be dependent on increasing market acceptance of Snap! Server technology. If this acceptance were not to develop, or to develop more slowly than the Company anticipates, Meridian's results of operations and liquidity would be adversely affected. The Company does not have a material backlog of orders for the Snap! Server or its other products and total revenues in any quarter are substantially dependent on orders booked in that quarter. The markets for Meridian's products are extremely competitive, and the Company expects that competition will continue to increase as existing competitors consolidate, change and expand their product offerings, and as new competitors enter the market for NAS.

     For a discussion of certain other risks that may affect the Company's future product sales, see "Risk Factors-Operating losses; Fluctuations in Quarterly Operating Results," "-Rapid Technological Change; -Potential for Product Defects" and "-Emerging Markets; Product Concentration."

Gross Margin

     Gross margin on product sales decreased to 36% in the first quarter of 1999 from 47% for the comparable period of 1998. Meridian expects gross margins to continue to decrease in 1999 due to the continued shift to NAS products from the Company's enterprise storage systems.

     For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."


Operating Expenses

Research and development

     Research and development expense decreased in the first quarter of 1999 to $1.1 million, from $1.6 million for the first quarter of 1998. This decrease was due to the completion of the development, in 1998, of the the Snap! Server. The Company does not anticipate that research and development expenses in 1999 will be greater than the corresponding periods of 1998.

     The Company's inability to anticipate and respond to technological and market changes or Meridian's failure to incorporate new technologies in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that Meridian's research and development efforts will result in the introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's research and development, see "Risk Factors-Rapid Technological Change; Potential for Product Defects."

Sales and marketing

     Sales and marketing expense increased by $0.8 million in the first quarter of 1999 to $2.7 million, from $1.9 million for the comparable period of 1998. This increase was due to marketing costs related to the Snap! Server, introduced in the second quarter of 1998. Sales and marketing expense consists primarily of payroll and related expenses (including commissions), and promotional expenses. The Company does not anticipate that sales and marketing expenses in 1999 will be greater than the corresponding periods of 1998.


     There can be no assurance that Meridian's sales and marketing efforts will result in the successful introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors" and "Product Concentration."

General and administrative

     General and administrative expenses consist primarily of payroll, payroll related expenses and occupancy expenses. General and administrative expense was $681,000 in the first quarter of 1999 and $644,000 in the first quarter of 1998. The Company anticipates that general and administrative expenses for 1999 will be greater than the corresponding periods of 1998.


Interest income

     Interest income decreased to $200,000 in the first quarter of 1999 from $402,000 in the first quarter of 1998 primarily due to lower invested cash balances. Interest income will continue to decrease as the Company expends funds for product development and marketing and other corporate purposes.





Income taxes

     The Company made no provision for income taxes in the first quarter of 1999 due to the net operating losses. The Company computes income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at March 31, 1999.

Capital resources and liquidity

     Meridian's negative cash flow from operations for the first three months of 1999 was principally due to the net operating loss of $2.8 million, and an increase in inventory. At March 31, 1999, the Company's principal source of liquidity consisted of cash and marketable securities totaling $15.4 million, and accounts receivable of $5.5 million. Meridian believes that its current cash, marketable securities, and accounts receivable will satisfy its working capital needs and capital expenditures for at least the next twelve months.

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

     In early 1999, the Company initiated formal communications with its significant suppliers, contract manufacturers and financial institutions to evaluate their Y2K compliance plans and state of readiness and to determine whether any Y2K issues will impede the ability of such suppliers, contract manufacturers, or financial institutions to continue to provide goods and services to the Company. However, our suppliers, contract manufacturers, and financial institutions are under no contractual obligation to provide such information to the Company. Accordingly, the Company may not be able to accurately evaluate the Y2K impact on its operations of products and services delivered by these third parties. Meridian has established procedures to ensure that products and internal systems from new suppliers are Y2K compliant. As a general matter, Meridian is vulnerable to any failure by its key suppliers and contract manufacturers to remedy their own Y2K issues, which could delay shipments of essential components and systems, thereby disrupting or halting the Company's manufacturing operations. Further, Meridian also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruptions caused by a Y2K issue, and there is little practical opportunity for Meridian to test or require Y2K compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. During 1999, Meridian plans to continue development of a contingency plan designed to address problems which might arise from the failure of its suppliers or contract manufacturers to timely and adequately address their Y2K issues.

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

The markets for the Company's CD-ROM/DVD products are extremely competitive. The Company expects that competition will increase if more companies enter the market and as existing competitors continue to change and expand their product offerings. Pricing is very aggressive in the Company's industry, and the Company expects pricing pressures to continue to intensify. The Company's current competitors in the CD-ROM/DVD networking market include other suppliers of CD-ROM/DVD networking software and hardware such as Procom Technology, Inc., and Hewlett Packard, Inc. The Company also competes indirectly with suppliers of personal computers, such as Dell, Compaq, and IBM, and network operating systems such as Microsoft Corporation and Novell, Inc., to the extent such companies include CD-ROM/DVD networking utilities as part of their operating systems. The Company's potential competitors in the hardware area include companies in the personal computer market and certain CD-ROM/DVD manufacturers. These companies in particular, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.


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

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on April 21, 1999. Matters voted on at that meeting were the election of directors, a proposal to increase the number of shares authorized under the Company's 1997 Incentive Stock Option Plan, a proposal to increase the number of shares authorized under the Company's 1992 Employee Stock Purchase Plan, and a proposal to confirm the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the 1999 fiscal year. Tabulation for each proposal and individual director were as follows:

Proposal I:       Election of Directors

                                    FOR                     WITHHELD
  Charlie Bass                  6,896,223                    696,355
  Peter R. Johnson              6,890,969                    701,609
  Gianluca U. Rattazzi          6,872,301                    720,277
  Mario M. Rosati               6,870,923                    721,655
  Pierluigi Zappacosta          6,893,423                    699,155






Proposal II: To approve an amendment to the  Company's  1997  Incentive
             Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder.

                  FOR               AGAINST          ABSTAIN
              ----------            -------          -------
              6,234,741            1,309,897         47,940

Proposal III: To approve an amendment to the  Company's  1992  Employee
              Stock Purchase Plan to increase the number of shares of Common Stock reserved thereunder.

                  FOR               AGAINST          ABSTAIN
             ------------           -------          -------
              7,277,001             290,587           24,990

Proposal IV:To confirm the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the 1999 fiscal year.

                  FOR               AGAINST          ABSTAIN
            -----------             -------          -------
             7,495,977               39,504           57,097

Item 6.  Exhibits and Reports on Form 8-K.
(a)      Exhibits.
 2.0 Agreement and Plan of Reorganization among Parallan Computer, Inc., PAC Acquisition Subsidiary, Inc. and Meridian Data, Inc. dated December 1, 1994 previously filed as Exhibit 2 to the Current Report on Form 8-K and incorporated herein by reference.
 2.2 Agreement and Plan of Merger between Meridian Data, Inc., a California corporation, and Meridian Data, Inc., a Delaware corporation, dated May 29,1997 previously filed as Exhibit 2.2 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
 3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
 3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, as amended.
 4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.
 9.1 Stockholders   Agreement,   dated  as  of  June  1,  1992,  among  IBM
     Corporation,  Parallan  Computer,  Inc.  and certain  stockholders  of
     Parallan   Computer,   Inc.   previously   filed  as  Exhibit  9.1  to
     Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.1 Form of Indemnification Agreement by and among Meridian Data, Inc., a Delaware corporation, and its directors and officers previously filed as Exhibit 10.1B to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.
 10.2 Restated and Amended 1988 Incentive Stock Plan and forms of agreements thereunder previously filed under Registration Statement on Form S-8 (Registration No. 333-3934) and incorporated herein by reference.
 10.3 1992 Incentive Stock Plan and form of agreement thereunder  previously
      filed  as  Exhibit  10.3  to   Registration   Statement  on  Form  S-1
      (Registration No. 33-57976) and incorporated herein by reference.
 10.4 1992 Key Employee Stock Plan and form of agreement thereunder previously filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder filed as Exhibit 10.5.
 10.6 Registration Rights Agreement between the Registrant and certain of the Registrant's stockholders previously filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.7 Custodial Agreement dated as of May 12, 1992 between Parallan Computer, Inc., IBM Corporation and File-PROTEK, Inc. previously filed as Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.8 Share Purchase Agreement dated as of May 15, 1992 between Parallan Computer, Inc., and IBM Corporation, as amended, previously filed as
      Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.9 Marketing Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.9 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.10 Master Work Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.11 Secured Loan Agreement dated as of June 1, 1992 between Parallan Computer, Inc. and IBM Credit Corporation previously filed as Exhibit
       10.11  to  Registration   Statement  on  Form  S-1  (Registration  No.
       33-57976) and incorporated herein by reference.
 10.13 Master Equipment Lease dated as of June 29, 1990 between Parallan Computer, Inc. and Western Technology Investment previously filed as
       Exhibit 10.13 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.14 Master Equipment Lease dated as of January 15, 1993 between Parallan Computer, Inc. and Phoenix Leasing Incorporated previously filed as
       Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-57976) and incorporated herein by reference.
 10.15 Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM
       Corporation previously filed as Exhibit 10.15 to the Company's Quarterly Reqport on Foprm 10-Q for the period ended March 31, 1994 and incorporated herein by reference.
 10.16 Meridian Data, Inc. 1987 Incentive Stock Plan and form of subscription agreement thereunder previously filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 33-89162) and incorporated herein by reference.
 10.17 Stock Option Assignment and Exercise Agreement between the Registrant, International Business Machines Corporation and certain stockholders of the Registrant dated March 6, 1996 previously filed as Exhibit
       10.17 to the Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
 10.18 Meridian Data,  Inc. 1995 Director Stock Plan and form of subscription
       agreement   thereunder   previously   filed  as  Exhibit  4.3  to  the
       Registration Statement on Form S-8 (Registration No, 333-2622) and incorporated herein by reference.
 10.19 Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder filed as Exhibit 10.19.
 10.20 Loan and Security Agreement dated July 31, 1998 between Silicon Valley Bank and Meridian Data, Inc., previously filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, and incorporated herein by reference.
    27 Financial Data Schedule

       (b) Reports on Form 8-K.
           none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                               MERIDIAN DATA, INC.


Date:  April 30, 1999                   /s/ Gianluca U. Rattazzi
       --------------                   -------------------------
                                       GIANLUCA U. RATTAZZI, President and
                                       Chief Executive Officer.


Date:  April 30, 1999                  /s/ Erik E. Miller
      ---------------                 ------------------------
                                      ERIK E.MILLER, Sr.Vice President, Finance
                                      and Chief Financial Officer (Principal
                                      Financial and Accounting Officer).

                               MERIDIAN DATA, INC.

                                INDEX TO EXHIBITS

Exhibit      Item                                                         Page
10.5         Amended and Restated 1992 Employee Stock Purchase
             Plan and form of subscription agreement thereunder             21

10.19        Meridian Data, Inc. 1997 Incentive Stock Plan and form
             of agreement thereunder                                        23

27           Financial Data Schedule                                        33






































Exhibit 10.5
                               MERIDIAN DATA, INC.

                        1992 EMPLOYEE STOCK PURCHASE PLAN

                      (As Amended Effective April 21, 1999)

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

     (c) "Common Stock" shall mean the Common Stock of the Company.

     (d) "Company" shall mean Meridian Data, Inc.

     (e) "Compensation" shall mean base straight time gross earnings, commissions, overtime and shift premium, exclusive of payments for incentive compensation, incentive payments, bonuses, and other compensation; provided that, for individuals who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, Compensation shall not include commissions."

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

     (l) "Plan" shall mean this Employee Stock Purchase Plan.

     (m) "Purchase Price"shall mean an amount equal to 85% of the Fair Market Value of a share of Common Stock on the Enrollment Date or on the Exercise Date, whichever is lower.

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

     6. Payroll Deductions.

     (a) At the time a participant files his or her subscription agreement, he or she shall elect to have payroll deductions made on each pay day during the Offering Period in an amount not exceeding two percent (2%) of the Compensation which he or she receives on each pay day during the Offering Period,and the aggregate of such payroll deductions during the Offering Period shall not exceed two percent (2%) of the participant's Compensation during said Offering Period.



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

     12. Stock.





     (a) The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be 500,000 shares, subject to adjustment upon changes in capitalization of the Company as provided in Section 18 hereof. If on a given Exercise Date the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the Plan, the Company shall make a pro rata allocation of the shares remaining available for purchase in as uniform a manner as shall be practicable and as it shall determine to be equitable.

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

                               MERIDIAN DATA, INC.

                        1992 EMPLOYEE STOCK PURCHASE PLAN

                             SUBSCRIPTION AGREEMENT


_____ Original Application                         Enrollment Date: __________
_____ Change in Payroll Deduction Rate
_____ Change of Beneficiary(ies)


1.       _____________________________________ hereby elects to participate in the Meridian Data, Inc. 1992 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") and subscribes to purchase shares of the Company's Common Stock in accordance with this Subscription Agreement and the Employee Stock Purchase Plan.

2. I hereby authorize payroll deductions from each paycheck in the amount of ____% of my Compensation on each payday (from 1 to 2%) during the Offering Period in accordance with the Employee Stock Purchase Plan. (Please note that no fractional percentages are permitted.)

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

5. Shares purchased for me under the Employee Stock Purchase Plan should be issued in the name(s) of (Employee or Employee and Spouse Only):

          6. I understand that if I dispose of any shares received by me pursuant to the Plan within 2 years after the Enrollment Date (the first day of the Offering Period during which I purchased such shares), I will be treated for federal income tax purposes as having received ordinary income at the time of such disposition in an amount equal to the excess of the fair market value of the shares at the time such shares were purchased by me over the price which I paid for the shares. -- I hereby agree to notify
     the        Company       in       writing        within       30       days
     ----------------------------------------------------------------- after the
     date    of    any    disposition    of    shares    and   I    will    make
     -------------------------------------------------------------------
     adequate   provision   for   Federal,   state  or  other  tax   withholding
     ------------------------------------------------------------------
     obligations,   if  any,   which   arise   upon  the   disposition   of  the
     ---------------------------------------------------------------------
     Common  Stock.  The Company  may, but will not be  obligated  to,  withhold
     ------------ from my compensation the amount necessary to meet any applicable withholding obligation including any withholding necessary to make available to the Company any tax deductions or benefits attributable to sale or early disposition of Common Stock by me. If I dispose of such shares at any time after the expiration of the 2-year holding period, I understand that I will be treated for federal income tax purposes as having received income only at the time of such disposition, and that such income will be taxed as ordinary income only to the extent of an amount equal to the lesser of (1) the excess of the fair market value of the shares at the time of such disposition over the purchase price which I paid for the shares, or (2) 15% of the fair market value of the shares on the first day of the Offering Period. The remainder of the gain, if any, recognized on such disposition will be taxed as capital gain.

7. I hereby agree to be bound by the terms of the Employee Stock Purchase Plan. The effectiveness of this Subscription Agreement is dependent upon my eligibility to participate in the Employee Stock Purchase Plan.

8. In the event of my death, I hereby designate the following as my beneficiary(ies) to receive all payments and shares due me under the Employee Stock Purchase Plan:


NAME:  (Please print) _________________________________________________
                       First)                  (Middle)          (Last)



------------------------------      --------------------------------
Relationship
                                    --------------------------------
                                                     (Address)

Employee's Social
Security Number:                    ________________________________


Employee's Address:                 ________________________________

                                    --------------------------------

                                    --------------------------------

I UNDERSTAND THAT THIS SUBSCRIPTION AGREEMENT SHALL REMAIN IN EFFECT THROUGHOUT SUCCESSIVE OFFERING PERIODS UNLESS TERMINATED BY ME.



Dated: ___________________                   ________________________________
                                                     Signature of Employee

                                             --------------------------------
                                                     Print Name

                                             --------------------------------
                                             Spouse's Signature (If beneficiary
                                             other than spouse)

                                             --------------------------------
                                                    Print Name

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


                                                Name and Address of Participant:

                                               --------------------------------

                                               --------------------------------

                                               --------------------------------


                                   Signature:

                                               --------------------------------

                                               Date:____________________________











                                                      Exhibit 10.19

                               MERIDIAN DATA, INC.
                                 1997 STOCK PLAN



          1. Purposes of the Plan. The purposes of this Stock Plan are:

          o To attract and retain the best available personnel for positions of substantial responsibility,

          o  to  provide  additional  incentive  to  Employees,   Directors  and
     Consultants, and

          o to promote the success of the Company's business.

          Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights may also be granted under the Plan.

          2. Definitions. As used herein, the following definitions shall apply:

          (a) "Administrator" means the Board or any of its Committees as shall be administering the Plan, in accordance with Section 4 of the Plan.

          (b) "Applicable Laws" means the requirements relating to the administration of stock option plans under U. S. state corporate laws, U.S. federal and state securities laws, the Code, any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any foreign country or jurisdiction where Options or Stock Purchase Rights are, or will be, granted under the Plan.

          (c) "Board" means the Board of Directors of the Company.

          (d) "Code" means the Internal Revenue Code of 1986, as amended.

          (e) "Committee" means a committee of Directors appointed by the Board in accordance with Section 4 of the Plan.

          (f) "Common Stock" means the common stock of the Company.

          (g) "Company" means Meridian Data, Inc., a [California] corporation.

          (h) "Consultant" means any person, including an advisor, engaged by the Company or a Parent or Subsidiary to render services to such entity.

          (i) "Director" means a member of the Board.

          (j) "Disability" means total and permanent disability as defined in Section 22(e)(3) of the Code.

          (k) "Employee" means any person, including Officers and Directors, employed by the Company or any Parent or Subsidiary of the Company. A Service Provider shall not cease to be an Employee in the case of (i) any leave of absence approved by the Company or (ii) transfers between locations of the Company or between the Company, its Parent, any Subsidiary, or any successor. For purposes of Incentive Stock Options, no such leave may exceed ninety days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. If reemployment upon expiration of a leave of absence approved by the Company is not so guaranteed, on the 181st day of such leave any Incentive Stock Option held by the Optionee shall cease to be treated as an Incentive Stock Option and shall be treated for tax purposes as a Nonstatutory Stock Option. Neither service as a Director nor payment of a director's fee by the Company shall be sufficient to constitute "employment" by the Company.

          (l) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          (m) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:

          (i) If the Common Stock is listed on any established stock exchange or a national market system, including without limitation the Nasdaq National Market or The Nasdaq SmallCap Market of The Nasdaq Stock Market, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable;

          (ii) If the Common Stock is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a Share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the day of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable; or

          (iii) In the absence of an  established  market for the Common  Stock,
     the  Fair  Market  Value  shall  be   determined   in  good  faith  by  the
     Administrator.

          (n) "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code and the regulations promulgated thereunder.

          (o) "Nonstatutory Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

          (p) "Notice of Grant" means a written or electronic notice evidencing certain terms and conditions of an individual Option or Stock Purchase Right grant. The Notice of Grant is part of the Option Agreement.

          (q) "Officer" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

          (r) "Option" means a stock option granted pursuant to the Plan.

          (s) "Option Agreement" means an agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. The Option Agreement is subject to the terms and conditions of the Plan.

          (t) "Option Exchange Program" means a program whereby outstanding Options are surrendered in exchange for Options with a lower exercise price.

          (u) "Optioned Stock" means the Common Stock subject to an Option or Stock Purchase Right.

          (v) "Optionee" means the holder of an outstanding Option or Stock Purchase Right granted under the Plan.

          (w) "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

          (x) "Plan" means this 1997 Stock Plan.

          (y) "Restricted Stock" means shares of Common Stock acquired pursuant to a grant of Stock Purchase Rights under Section 11 of the Plan.

          (z) "Restricted Stock Purchase Agreement" means a written agreement between the Company and the Optionee evidencing the terms and restrictions applying to stock purchased under a Stock Purchase Right. The Restricted Stock Purchase Agreement is subject to the terms and conditions of the Plan and the Notice of Grant.

          (aa) "Rule 16b-3" means Rule 16b-3 of the Exchange Act or any successor to Rule 16b-3, as in effect when discretion is being exercised with respect to the Plan.

          (bb) "Section 16(b)" means Section 16(b) of the Exchange Act.

          (cc) "Service Provider" means an Employee, Director or Consultant.

          (dd) "Share" means a share of the Common Stock, as adjusted in accordance with Section 13 of the Plan. -----

          (ee) "Stock Purchase Right" means the right to purchase Common Stock pursuant to Section 11 of the Plan, as evidenced by a Notice of Grant.

          (ff) "Subsidiary" means a "subsidiary corporation", whether now or hereafter existing, as defined in Section 424(f) ---------- of the Code.

          3. Stock Subject to the Plan. Subject to the provisions of Section 13 of the Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan is one million six hundred thousand (1,600,000) Shares. The Shares may be authorized, but unissued, or reacquired Common Stock.

          If an Option or Stock Purchase Right expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an Option Exchange Program, the unpurchased Shares which were subject thereto shall become available for future grant or sale under the Plan (unless the Plan has terminated); provided, however, that Shares that have actually been issued under the Plan, whether upon exercise of an Option or Right, shall not be returned to the Plan and shall not become available for future distribution under the Plan, except that if Shares of Restricted Stock are repurchased by the Company at their original purchase price, such Shares shall become available for future grant under the Plan.

     4. Administration of the Plan.

     (a) Procedure.

     (i) Multiple Administrative Bodies. The Plan may be administered by different Committees with respect to different groups of Service Providers.

     (ii) Section 162(m). To the extent that the Administrator determines it to be desirable to qualify Options granted hereunder as "performance-based compensation" within the meaning of Section 162(m) of the Code, the Plan shall be administered by a Committee of two or more "outside directors" within the meaning of Section 162(m) of the Code.

     (iii) Rule 16b-3. To the extent desirable to qualify
transactions hereunder as exempt under Rule 16b-3, the
transactions   contemplated   hereunder  shall  be  structured  to  satisfy  the
requirements for exemption under Rule 16b-3.

     (iv) Other Administration. Other than as provided above, the Plan shall be administered by (A) the Board or (B) a Committee, which committee shall be constituted to satisfy Applicable Laws.

     (b) Powers of the Administrator. Subject to the provisions of the Plan, and in the case of a Committee, subject to the specific duties delegated by the Board to such Committee, the Administrator shall have the authority, in its discretion:

     (i) to determine the Fair Market Value;

     (ii) to select the Service Providers to whom Options and Stock Purchase Rights may be granted hereunder;

     (iii) to determine the number of shares of Common Stock to be covered by each Option and Stock Purchase Right granted hereunder;

     (iv) to approve forms of agreement for use under the Plan;

     (v) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any Option or Stock Purchase Right granted hereunder. Such terms and conditions include, but are not limited to, the exercise price, the time or times when Options or Stock Purchase Rights may be exercised (which may be based on performance criteria), any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any Option or Stock Purchase Right of the shares of Common Stock relating thereto, based in each case on such factors as the Administrator, in its sole discretion, shall determine;

     (vi) to reduce the exercise price of any Option or Stock Purchase Right to the then current Fair Market Value if the Fair Market Value of the Common Stock covered by such Option or Stock Purchase Right shall have declined since the date the Option or Stock Purchase Right was granted;

     (vii) to institute an Option Exchange Program;

     (viii) to construe and interpret the terms of the Plan and awards granted pursuant to the Plan;

     (ix) to prescribe, amend and rescind rules and regulations relating to the Plan, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

     (x) to modify or amend each Option or Stock Purchase Right (subject to Section 15(c) of the Plan), including the discretionary authority to extend the post-termination exercisability period of Options longer than is otherwise provided for in the Plan;

     (xi) to allow Optionees to satisfy withholding tax obligations by electing to have the Company withhold from the Shares to be issued upon exercise of an Option or Stock Purchase Right that number of Shares having a Fair Market Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined. All elections by an Optionee to have Shares withheld for this purpose shall be made in such form and under such conditions as the Administrator may deem necessary or advisable;

     (xii) to authorize any person to execute on behalf of the Company any instrument required to effect the grant of an Option or Stock Purchase Right previously granted by the Administrator;

     (xiii) to make all other determinations deemed necessary or advisable for administering the Plan.

     (c) Effect of Administrator's Decision. The Administrator's decisions, determinations and interpretations shall be final and binding on all Optionees and any other holders of Options or Stock Purchase Rights.

     5. Eligibility. Nonstatutory Stock Options and Stock Purchase Rights may be granted to Service Providers. Incentive Stock Options may be granted only to Employees.

     6. Limitations.

     (a) Each Option shall be designated in the Option Agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of the Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds $100,000, such Options shall be treated as Nonstatutory Stock Options. For purposes of this Section 6(a), Incentive Stock Options shall be taken into account in the order in which they were granted. The Fair Market Value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

     (b) Neither the Plan nor any Option or Stock Purchase Right shall confer upon an Optionee any right with respect to continuing the Optionee's relationship as a Service Provider with the Company, nor shall they interfere in any way with the Optionee's right or the Company's right to terminate such relationship at any time, with or without cause.

     (c) The following limitations shall apply to grants of Options:

     (i) No Service Provider shall be granted, in any fiscal year of the Company, Options to purchase more than five hundred thousand (500,000) Shares.

     (ii) In connection with his or her initial service, a Service Provider may be granted Options to purchase up to an additional five hundred thousand (500,000) Shares which shall not count against the limit set forth in subsection (i) above.

     (iii) The foregoing limitations shall be adjusted proportionately in connection with any change in the Company's capitalization as described in
Section 13.

     (iv) If an Option is cancelled in the same fiscal year of the Company in which it was granted (other than in connection with a transaction described in Section 13), the cancelled Option will be counted against the limits set forth in subsections (i) and (ii) above. For this purpose, if the exercise price of an Option is reduced, the transaction will be treated as a cancellation of the Option and the grant of a new Option.

     7. Term of Plan. Subject to Section 19 of the Plan, the Plan shall become effective upon its adoption by the Board. It shall continue in effect for a term of ten (10) years unless terminated earlier under Section 15 of the Plan.

     8. Term of Option. The term of each Option shall be stated in the Option Agreement. In the case of an Incentive Stock Option, the term shall be ten (10) years from the date of grant or such shorter term as may be provided in the Option Agreement. Moreover, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Incentive Stock Option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant or such shorter term as may be provided in the Option Agreement.

     9. Option Exercise Price and Consideration.

     (a)  Exercise  Price.  The per share  exercise  price for the  Shares to be
issued   pursuant  to  exercise  of  an  Option  shall  be   determined  by  the
Administrator, subject to the following:

     (i) In the case of an Incentive Stock Option

     (A) granted to an Employee who, at the time the Incentive Stock Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

     (B) granted to any Employee  other than an Employee  described in paragraph
(A) immediately above, the per Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

     (ii) In the case of a Nonstatutory Stock Option, the per Share exercise price shall be determined by the Administrator. In the case of a Nonstatutory Stock Option intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the per Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

     (iii) Notwithstanding the foregoing, Options may be granted with a per Share exercise price of less than 100% of the Fair Market Value per Share on the date of grant pursuant to a merger or other corporate transaction.

     (b) Waiting Period and Exercise Dates. At the time an Option is granted, the Administrator shall fix the period within which the Option may be exercised and shall determine any conditions which must be satisfied before the Option may be exercised.

     (c) Form of Consideration. The Administrator shall determine the acceptable form of consideration for exercising an Option, including the method of payment. In the case of an Incentive Stock Option, the Administrator shall determine the acceptable form of consideration at the time of grant. Such consideration may consist entirely of:

     (i) cash;

     (ii) check;

     (iii) promissory note;

     (iv) other Shares which (A) in the case of Shares acquired upon exercise of an option, have been owned by the Optionee for more than six months on the date of surrender, and (B) have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares as to which said Option shall be exercised;

     (v) consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Plan;

     (vi) a reduction in the amount of any Company liability to the Optionee, including any liability attributable to the Optionee's participation in any Company-sponsored deferred compensation program or arrangement;

     (vii) any combination of the foregoing methods of payment; or

     (viii) such other consideration and method of payment for the issuance of Shares to the extent permitted by Applicable Laws.

     10. Exercise of Option.

     (a) Procedure for Exercise; Rights as a Shareholder. Any Option granted hereunder shall be exercisable according to the terms of the Plan and at such times and under such conditions as determined by the Administrator and set forth in the Option Agreement. Unless the Administrator provides otherwise, vesting of Options granted hereunder shall be tolled during any unpaid leave of absence. An Option may not be exercised for a fraction of a Share.

     An Option shall be deemed exercised when the Company receives: (i) written or electronic notice of exercise (in accordance with the Option Agreement) from the person entitled to exercise the Option, and (ii) full payment for the Shares with respect to which the Option is exercised. Full payment may consist of any consideration and method of payment authorized by the Administrator and permitted by the Option Agreement and the Plan. Shares issued upon exercise of an Option shall be issued in the name of the Optionee or, if requested by the Optionee, in the name of the Optionee and his or her spouse. Until the Shares are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such Shares promptly after the Option is exercised. No adjustment will be made for a dividend or other right for which the record date is prior to the date the Shares are issued, except as provided in Section 13 of the Plan.

     Exercising an Option in any manner shall decrease the number of Shares thereafter available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

     (b) Termination of Relationship as a Service Provider. If an Optionee ceases to be a Service Provider, other than upon the Optionee's death or Disability, the Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement to the extent that the Option is vested on the date of termination (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for three (3) months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified by the Administrator, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

     (c) Disability of Optionee. If an Optionee ceases to be a Service
Provider as a result of the Optionee's Disability, the Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement to the extent the Option is vested on the date of termination (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for twelve (12) months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

     (d) Death of Optionee. If an Optionee dies while a Service Provider, the Option may be exercised within such period of time as is specified in the Option Agreement (but in no event later than the expiration of the term of such Option as set forth in the Notice of Grant), by the Optionee's estate or by a person who acquires the right to exercise the Option by bequest or inheritance, but only to the extent that the Option is vested on the date of death. In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for twelve (12) months following the Optionee's termination. If, at the time of death, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall immediately revert to the Plan. The Option may be exercised by the executor or administrator of the Optionee's estate or, if none, by the person(s) entitled to exercise the Option under the Optionee's will or the laws of descent or distribution. If the Option is not so exercised within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

     (e) Buyout Provisions. The Administrator may at any time offer to buy out for a payment in cash or Shares an Option previously granted based on such terms and conditions as the Administrator shall establish and communicate to the Optionee at the time that such offer is made.

     11. Stock Purchase Rights.

     (a) Rights to Purchase. Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. After the Administrator determines that it will offer Stock Purchase Rights under the Plan, it shall advise the offeree in writing or electronically, by means of a Notice of Grant, of the terms, conditions and restrictions related to the offer, including the number of Shares that the offeree shall be entitled to purchase, the price to be paid, and the time within which the offeree must accept such offer. The offer shall be accepted by execution of a Restricted Stock Purchase Agreement in the form determined by the Administrator.

     (b) Repurchase Option. Unless the Administrator determines otherwise, the Restricted Stock Purchase Agreement shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service with the Company for any reason (including death or Disability). The purchase price for Shares repurchased pursuant to the Restricted Stock Purchase Agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option shall lapse at a rate determined by the Administrator.

     (c) Other Provisions. The Restricted Stock Purchase Agreement shall contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Administrator in its sole discretion.

     (d) Rights as a Shareholder. Once the Stock Purchase Right is exercised, the purchaser shall have the rights equivalent to those of a shareholder, and shall be a shareholder when his or her purchase is entered upon the records of the duly authorized transfer agent of the Company. No adjustment will be made for a dividend or other right for which the record date is prior to the date the Stock Purchase Right is exercised, except as provided in Section 13 of the Plan.

     12. Non-Transferability of Options and Stock Purchase Rights. Unless determined otherwise by the Administrator, an Option or Stock Purchase Right may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee. If the Administrator makes an Option or Stock Purchase Right transferable, such Option or Stock Purchase Right shall contain such additional terms and conditions as the Administrator deems appropriate.

     13. Adjustments Upon Changes in Capitalization, Dissolution, Merger or Asset Sale.

     (a) Changes in Capitalization. Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Option and Stock Purchase Right, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options or Stock Purchase Rights have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option or Stock Purchase Right, as well as the price per share of Common Stock covered by each such outstanding Option or Stock Purchase Right, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common
Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option or Stock Purchase Right.

     (b) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each Optionee as soon as practicable prior to the effective date of such proposed transaction. The Administrator in its discretion may provide for an Optionee to have the right to exercise his or her Option until ten (10) days prior to such transaction as to all of the Optioned Stock covered thereby, including Shares as to which the Option would not otherwise be exercisable. In addition, the Administrator may provide that any Company repurchase option applicable to any Shares purchased upon exercise of an Option or Stock Purchase Right shall lapse as to all such Shares, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated. To the extent it has not been previously exercised, an Option or Stock Purchase Right will terminate immediately prior to the consummation of such proposed action.

     (c) Merger or Asset Sale. In the event of a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, each outstanding Option and Stock Purchase Right shall be assumed or an equivalent option or right substituted by the successor corporation or a Parent or Subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the Option or Stock Purchase Right, the Optionee shall fully vest in and have the right to exercise the Option or Stock Purchase Right as to all of the Optioned Stock, including Shares as to which it would not otherwise be vested or exercisable. If an Option or Stock Purchase Right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Administrator shall notify the Optionee in writing or electronically that the Option or Stock Purchase Right shall be fully vested and exercisable for a period of fifteen (15) days from the date of such notice, and the Option or Stock Purchase Right shall terminate upon the expiration of such period. For the purposes of this paragraph, the Option or Stock Purchase Right shall be considered assumed if, following the merger or sale of assets, the option or right confers the right to purchase or receive, for each Share of Optioned Stock subject to the Option or Stock Purchase Right immediately prior to the merger or sale of assets, the consideration (whether stock, cash, or other securities or property) received in the merger or sale of assets by holders of Common Stock for each Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Shares); provided, however, that if such consideration received in the merger or sale of assets is not solely common stock of the successor corporation or its Parent, the Administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of the Option or Stock Purchase Right, for each Share of Optioned Stock subject to the Option or Stock Purchase Right, to be solely common stock of the successor corporation or its Parent equal in fair market value to the per share consideration received by holders of Common Stock in the merger or sale of assets.

     14. Date of Grant. The date of grant of an Option or Stock Purchase Right shall be, for all purposes, the date on which the Administrator makes the determination granting such Option or Stock Purchase Right, or such other later date as is determined by the Administrator. Notice of the determination shall be provided to each Optionee within a reasonable time after the date of such grant.

     15. Amendment and Termination of the Plan.

     (a) Amendment and Termination. The Board may at any time amend, alter, suspend or terminate the Plan.

     (b) Shareholder Approval. The Company shall obtain shareholder approval of any Plan amendment to the extent necessary and desirable to comply with Applicable Laws.

     (c) Effect of Amendment or Termination. No amendment, alteration, suspension or termination of the Plan shall impair the rights of any Optionee, unless mutually agreed otherwise between the Optionee and the Administrator, which agreement must be in writing and signed by the Optionee and the Company. Termination of the Plan shall not affect the Administrator's ability to exercise the powers granted to it hereunder with respect to Options granted under the Plan prior to the date of such termination.

     16. Conditions Upon Issuance of Shares.

     (a) Legal Compliance. Shares shall not be issued pursuant to the exercise of an Option or Stock Purchase Right unless the exercise of such Option or Stock Purchase Right and the issuance and delivery of such Shares shall comply with Applicable Laws and shall be further subject to the approval of counsel for the Company with respect to such compliance.

     (b) Investment Representations. As a condition to the exercise of an Option or Stock Purchase Right, the Company may require the person exercising such Option or Stock Purchase Right to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required.

     17. Inability to Obtain Authority. The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     18. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

     19. Shareholder Approval. The Plan shall be subject to approval by the shareholders of the Company within twelve (12) months after the date the Plan is adopted. Such shareholder approval shall be obtained in the manner and to the degree required under Applicable Laws.

                                 1997 STOCK PLAN

                             STOCK OPTION AGREEMENT


     Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Option Agreement.

I.  NOTICE OF STOCK OPTION GRANT

[Optionee's Name and Address]

        You have been granted an option to purchase Common Stock of the Company, subject to the terms and conditions of the Plan and this Option Agreement, as follows:

        Grant Number                        _________________________

        Date of Grant                       _________________________

        Vesting Commencement Date           _________________________

        Exercise Price per Share            $________________________

        Total Number of Shares Granted      _________________________

        Total Exercise Price                $_________________________

        Type of Option:                      ___      Incentive Stock Option

                                             ___      Nonstatutory Stock Option

        Term/Expiration Date:               _________________________


     Vesting Schedule:

     This Option may be exercised, in whole or in part, in accordance with the following schedule:

     25% of the Shares subject to the Option shall vest twelve months after the Vesting Commencement Date, and 1/48 of the Shares subject to the Option shall vest each month thereafter, subject to the Optionee continuing to be a Service Provider on such dates.



        Termination Period:

     This Option may be exercised for thirty days after Optionee ceases to be a Service Provider. Upon the death or Disability of the Optionee, this Option may be exercised for such longer period as provided in the Plan. In no event shall this Option be exercised later than the Term/Expiration Date as provided above.

II.  AGREEMENT

     1. Grant of Option. The Plan Administrator of the Company hereby grants to the Optionee named in the Notice of Grant attached as Part I of this Agreement (the "Optionee") an option (the "Option") to purchase the number of Shares, as set forth in the Notice of Grant, at the exercise price per share set forth in the Notice of Grant (the "Exercise Price"), subject to the terms and conditions of the Plan, which is incorporated herein by reference. Subject to Section 15(c) of the Plan, in the event of a conflict between the terms and conditions of the Plan and the terms and conditions of this Option Agreement, the terms and conditions of the Plan shall prevail.

     If designated in the Notice of Grant as an Incentive Stock Option ("ISO"), this Option is intended to qualify as an Incentive Stock Option under Section 422 of the Code. However, if this Option is intended to be an Incentive Stock Option, to the extent that it exceeds the $100,000 rule of Code Section 422(d) it shall be treated as a Nonstatutory Stock Option ("NSO").

        2.     Exercise of Option.

     (a) Right to Exercise. This Option is exercisable during its term in accordance with the Vesting Schedule set out in the Notice of Grant and the applicable provisions of the Plan and this Option Agreement.

     (b) Method of Exercise. This Option is exercisable by delivery of an exercise notice, in the form attached as Exhibit A (the "Exercise Notice"), which shall state the election to exercise the Option, the number of Shares in respect of which the Option is being exercised (the "Exercised Shares"), and such other representations and agreements as may be required by the Company pursuant to the provisions of the Plan. The Exercise Notice shall be completed by the Optionee and delivered to [Title] of the Company. The Exercise Notice shall be accompanied by payment of the aggregate Exercise Price as to all Exercised Shares. This Option shall be deemed to be exercised upon receipt by the Company of such fully executed Exercise Notice accompanied by such aggregate Exercise Price.

     No Shares shall be issued pursuant to the exercise of this Option unless such issuance and exercise complies with Applicable Laws. Assuming such compliance, for income tax purposes the Exercised Shares shall be considered transferred to the Optionee on the date the Option is exercised with respect to such Exercised Shares. 3. Method of Payment. Payment of the aggregate Exercise Price shall be by any of the following, or a combination thereof, at the election of the Optionee:

     (a) cash; or

     (b) check;

     [(c) consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Plan; or

     (d) surrender of other Shares which (i) in the case of Shares acquired upon exercise of an option, have been owned by the Optionee for more than six (6) months on the date of surrender, and (ii) have a Fair Market Value on the date of surrender equal to the aggregate Exercise Price of the Exercised Shares].

     4. Non-Transferability of Option. This Option may not be transferred in any manner otherwise than by will or by the laws of descent or distribution and may be exercised during the lifetime of Optionee only by the Optionee. The terms of the Plan and this Option Agreement shall be binding upon the executors, administrators, heirs, successors and assigns of the Optionee.

     5. Term of Option. This Option may be exercised only within the term set out in the Notice of Grant, and may be exercised during such term only in accordance with the Plan and the terms of this Option Agreement.

     6. Tax Consequences. Some of the federal tax consequences relating to this Option, as of the date of this Option, are set forth below. THIS SUMMARY IS NECESSARILY INCOMPLETE, AND THE TAX LAWS AND REGULATIONS ARE SUBJECT TO CHANGE. THE OPTIONEE SHOULD CONSULT A TAX ADVISER BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

               (a)     Exercising the Option.

     (i) Nonstatutory Stock Option. The Optionee may incur regular federal income tax liability upon exercise of a NSO. The Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the Fair Market Value of the Exercised Shares on the date of exercise over their aggregate Exercise Price. If the Optionee is an Employee or a former Employee, the Company will be required to withhold from his or her compensation or collect from Optionee and pay to the applicable taxing authorities an amount in cash equal to a percentage of this compensation income at the time of exercise, and may refuse to honor the exercise and refuse to deliver Shares if such withholding amounts are not delivered at the time of exercise.

     (ii) Incentive Stock Option. If this Option qualifies as an ISO, the Optionee will have no regular federal income tax liability upon its exercise, although the excess, if any, of the Fair Market Value of the Exercised Shares on the date of exercise over their aggregate Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal tax purposes and may subject the Optionee to alternative minimum tax in the year of exercise. In the event that the Optionee ceases to be an Employee but remains a Service Provider, any Incentive Stock Option of the Optionee that remains unexercised shall cease to qualify as an Incentive Stock Option and will be treated for tax purposes as a Nonstatutory Stock Option on the date three (3) months and one (1) day following such change of status.

               (b)     Disposition of Shares.

     (i) NSO. If the Optionee holds NSO Shares for at least one year, any gain realized on disposition of the Shares will be treated as long-term capital gain for federal income tax purposes.

     (ii) ISO. If the Optionee holds ISO Shares for at least one year after exercise and two years after the grant date, any gain realized on disposition of the Shares will be treated as long-term capital gain for federal income tax purposes. If the Optionee disposes of ISO Shares within one year after exercise or two years after the grant date, any gain realized on such disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the lesser of (A) the difference between the Fair Market Value of the Shares acquired on the date of exercise and the aggregate Exercise Price, or (B) the difference between the sale price of such Shares and the aggregate Exercise Price. Any additional gain will be taxed as capital gain, short-term or long-term depending on the period that the ISO Shares were held.

     (c) Notice of Disqualifying Disposition of ISO Shares. If the
Optionee sells or otherwise disposes of any of the Shares acquired pursuant to an ISO on or before the later of (i) two years after the grant date, or (ii) one year after the exercise date, the Optionee shall immediately notify the Company in writing of such disposition. The Optionee agrees that he or she may be subject to income tax withholding by the Company on the compensation income recognized from such early disposition of ISO Shares by payment in cash or out of the current earnings paid to the Optionee.

     7. Entire Agreement; Governing Law. The Plan is incorporated herein by reference. The Plan and this Option Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and supersede in their entirety all prior undertakings and agreements of the Company and Optionee with respect to the subject matter hereof, and may not be modified adversely to the Optionee's interest except by means of a writing signed by the Company and Optionee. This agreement is governed by the internal substantive laws, but not the choice of law rules, of California.

     8. NO GUARANTEE OF CONTINUED SERVICE. OPTIONEE ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES PURSUANT TO THE VESTING SCHEDULE HEREOF IS EARNED ONLY BY CONTINUING AS A SERVICE PROVIDER AT THE WILL OF THE COMPANY (AND NOT THROUGH THE ACT OF BEING HIRED, BEING GRANTED AN OPTION OR PURCHASING SHARES HEREUNDER). OPTIONEE FURTHER ACKNOWLEDGES AND AGREES THAT THIS AGREEMENT, THE TRANSACTIONS CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS A SERVICE PROVIDER FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL, AND SHALL NOT INTERFERE WITH OPTIONEE'S RIGHT OR THE COMPANY'S RIGHT TO TERMINATE OPTIONEE'S RELATIONSHIP AS A SERVICE PROVIDER AT ANY TIME, WITH OR WITHOUT CAUSE.

     By your signature and the signature of the Company's representative below, you and the Company agree that this Option is granted under and governed by the terms and conditions of the Plan and this Option Agreement. Optionee has reviewed the Plan and this Option Agreement in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Option Agreement and fully understands all provisions of the Plan and Option Agreement. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Administrator upon any questions relating to the Plan and Option Agreement. Optionee further agrees to notify the Company upon any change in the residence address indicated below.


OPTIONEE:                                            MERIDIAN DATA, INC.



-----------------------------------      ---------------------------------------
Signature                                                     By

------------------------------------     --------------------------------------
Print Name                                                    Title

------------------------------------
Residence Address

------------------------------------

                                CONSENT OF SPOUSE

     The undersigned spouse of Optionee has read and hereby approves the terms and conditions of the Plan and this Option Agreement. In consideration of the Company's granting his or her spouse the right to purchase Shares as set forth in the Plan and this Option Agreement, the undersigned hereby agrees to be irrevocably bound by the terms and conditions of the Plan and this Option Agreement and further agrees that any community property interest shall be similarly bound. The undersigned hereby appoints the undersigned's spouse as attorney-in-fact for the undersigned with respect to any amendment or exercise of rights under the Plan or this Option Agreement.

                                        ---------------------------------------
                                                   Spouse of Optionee

                                    EXHIBIT A

                                 1997 STOCK PLAN

                                 EXERCISE NOTICE


Meridian Data, Inc.
5615 Scotts Valley Drive
Scotts Valley, CA  95066


Attention:  [Title]

        1. Exercise of Option. Effective as of today, ________________, 199__, the undersigned ("Purchaser") hereby elects to purchase ______________ shares (the "Shares") of the Common Stock of Meridian Data, Inc. (the "Company") under and pursuant to the 1997 Stock Plan (the "Plan") and the Stock Option Agreement dated , 19___ (the "Option Agreement"). The purchase price for the Shares shall be $ , as required by the Option Agreement.

        2. Delivery of Payment. Purchaser herewith delivers to the Company the full purchase price for the Shares.

        3. Representations of Purchaser. Purchaser acknowledges that Purchaser has received, read and understood the Plan and the Option Agreement and agrees to abide by and be bound by their terms and conditions.

        4. Rights as Shareholder. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Shares so acquired shall be issued to the Optionee as soon as practicable after exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date of issuance, except as provided in Section 13 of the Plan.

        5. Tax Consultation. Purchaser understands that Purchaser may suffer adverse tax consequences as a result of Purchaser's purchase or disposition of the Shares. Purchaser represents that Purchaser has consulted with any tax consultants Purchaser deems advisable in connection with the purchase or disposition of the Shares and that Purchaser is not relying on the Company for any tax advice.


        6. Entire Agreement; Governing Law. The Plan and Option Agreement are incorporated herein by reference. This Agreement, the Plan and the Option Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and supersede in their entirety all prior undertakings and agreements of the Company and Purchaser with respect to the subject matter hereof, and may not be modified adversely to the Purchaser's interest except by means of a writing signed by the Company and Purchaser. This agreement is governed by the internal substantive laws, but not the choice of law rules, of California.


Submitted by:                                        Accepted by:

PURCHASER:                                           MERIDIAN DATA, INC.


----------------------------------         -------------------------------------
Signature                                                     By

----------------------------------         -------------------------------------
Print Name                                                    Its


Address:                                   Address:

_________________________________           Meridian Data, Inc.
_________________________________           5615 Scotts Valley Drive
                                            Scotts Valley, CA  95066

                                           -------------------------------------
                                           Date Received

                                 1997 STOCK PLAN

                     NOTICE OF GRANT OF STOCK PURCHASE RIGHT


        Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Notice of Grant.

[Grantee's Name and Address]

        You have been granted the right to purchase Common Stock of the Company, subject to the Company's Repurchase Option and your ongoing status as a Service Provider (as described in the Plan and the attached Restricted Stock Purchase Agreement), as follows:

        Grant Number                        _________________________

        Date of Grant                       _________________________

        Price Per Share                     $________________________

        Total Number of Shares Subject      _________________________
          to This Stock Purchase Right

        Expiration Date:                    _________________________


        YOU MUST EXERCISE THIS STOCK PURCHASE RIGHT BEFORE THE EXPIRATION DATE OR IT WILL TERMINATE AND YOU WILL HAVE NO FURTHER RIGHT TO PURCHASE THE SHARES. By your signature and the signature of the Company's representative below, you and the Company agree that this Stock Purchase Right is granted under and governed by the terms and conditions of the 1997 Stock Plan and the Restricted Stock Purchase Agreement, attached hereto as Exhibit A-1, both of which are made a part of this document. You further agree to execute the attached Restricted Stock Purchase Agreement as a condition to purchasing any shares under this Stock Purchase Right.

GRANTEE:                                    MERIDIAN DATA, INC.


---------------------------                 --------------------------------
Signature                                            By

---------------------------                  --------------------------------
Print Name                                           Title

                                   EXHIBIT A-1

                                 1997 STOCK PLAN

                       RESTRICTED STOCK PURCHASE AGREEMENT

        Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Restricted Stock Purchase Agreement.

        WHEREAS the Purchaser named in the Notice of Grant, (the "Purchaser") is an Service Provider, and the Purchaser's continued participation is considered by the Company to be important for the Company's continued growth; and

        WHEREAS in order to give the Purchaser an opportunity to acquire an equity interest in the Company as an incentive for the Purchaser to participate in the affairs of the Company, the Administrator has granted to the Purchaser a Stock Purchase Right subject to the terms and conditions of the Plan and the Notice of Grant, which are incorporated herein by reference, and pursuant to this Restricted Stock Purchase Agreement (the "Agreement").

        NOW THEREFORE, the parties agree as follows:

        1. Sale of Stock. The Company hereby agrees to sell to the Purchaser and the Purchaser hereby agrees to purchase shares of the Company's Common Stock (the "Shares"), at the per Share purchase price and as otherwise described in the Notice of Grant.

        2. Payment of Purchase Price. The purchase price for the Shares may be paid by delivery to the Company at the time of execution of this Agreement of cash, a check, or some combination thereof.

        3.     Repurchase Option.

               (a) In the event the Purchaser ceases to be a Service Provider for any or no reason (including death or disability) before all of the Shares are released from the Company's Repurchase Option (see Section 4), the Company shall, upon the date of such termination (as reasonably fixed and determined by the Company) have an irrevocable, exclusive option (the "Repurchase Option") for a period of sixty (60) days from such date to repurchase up to that number of shares which constitute the Unreleased Shares (as defined in Section 4) at the original purchase price per share (the "Repurchase Price"). The Repurchase Option shall be exercised by the Company by delivering written notice to the Purchaser or the Purchaser's executor (with a copy to the Escrow Holder) AND, at the Company's option, (i) by delivering to the Purchaser or the Purchaser's executor a check in the amount of the aggregate Repurchase Price, or (ii) by cancelling an amount of the Purchaser's indebtedness to the Company equal to the aggregate Repurchase Price, or (iii) by a combination of (i) and (ii) so that the combined payment and cancellation of indebtedness equals the aggregate Repurchase Price. Upon delivery of such notice and the payment of the aggregate Repurchase Price, the Company shall become the legal and beneficial owner of the Shares being repurchased and all rights and interests therein or relating thereto, and the Company shall have the right to retain and transfer to its own name the number of Shares being repurchased by the Company.

               (b)  Whenever  the  Company  shall  have the right to  repurchase
Shares hereunder, the Company may designate and assign one or more employees, officers, directors or shareholders of the Company or other persons or organizations to exercise all or a part of the Company's purchase rights under this Agreement and purchase all or a part of such Shares. If the Fair Market Value of the Shares to be repurchased on the date of such designation or assignment (the "Repurchase FMV") exceeds the aggregate Repurchase Price of such Shares, then each such designee or assignee shall pay the Company cash equal to the difference between the Repurchase FMV and the aggregate Repurchase Price of such Shares.

        4.     Release of Shares From Repurchase Option.

               (a) _______________________ percent (______%) of the Shares shall be released from the Company's Repurchase Option [one year] after the Date of Grant and __________________ percent (______%) of the Shares [at the end of each month thereafter], provided that the Purchaser does not cease to be a Service Provider prior to the date of any such release.

               (b) Any of the Shares that have not yet been released from the Repurchase Option are referred to herein as "Unreleased Shares."

               (c) The Shares that have been released from the Repurchase Option shall be delivered to the Purchaser at the Purchaser's request (see Section 6).

        5. Restriction on Transfer. Except for the escrow described in Section 6 or the transfer of the Shares to the Company or its assignees contemplated by this Agreement, none of the Shares or any beneficial interest therein shall be transferred, encumbered or otherwise disposed of in any way until such Shares are released from the Company's Repurchase Option in accordance with the provisions of this Agreement, other than by will or the laws of descent and distribution.

        6.     Escrow of Shares.

               (a) To ensure the availability for delivery of the Purchaser's Unreleased Shares upon repurchase by the Company pursuant to the Repurchase Option, the Purchaser shall, upon execution of this Agreement, deliver and deposit with an escrow holder designated by the Company (the "Escrow Holder") the share certificates representing the Unreleased Shares, together with the stock assignment duly endorsed in blank, attached hereto as Exhibit A-2. The Unreleased Shares and stock assignment shall be held by the Escrow Holder, pursuant to the Joint Escrow Instructions of the Company and Purchaser attached hereto as Exhibit A-3, until such time as the Company's Repurchase Option expires. As a further condition to the Company's obligations under this Agreement, the Company may require the spouse of Purchaser, if any, to execute and deliver to the Company the Consent of Spouse attached hereto as Exhibit A-4.

               (b) The Escrow Holder shall not be liable for any act it may do or omit to do with respect to holding the Unreleased Shares in escrow while acting in good faith and in the exercise of its judgment.

               (c) If the Company or any assignee exercises the Repurchase Option hereunder, the Escrow Holder, upon receipt of written notice of such exercise from the proposed transferee, shall take all steps necessary to accomplish such transfer.

               (d) When the Repurchase Option has been exercised or expires unexercised or a portion of the Shares has been released from the Repurchase Option, upon request the Escrow Holder shall promptly cause a new certificate to be issued for the released Shares and shall deliver the certificate to the Company or the Purchaser, as the case may be.

               (e) Subject to the terms hereof, the Purchaser shall have all the rights of a shareholder with respect to the Shares while they are held in escrow, including without limitation, the right to vote the Shares and to receive any cash dividends declared thereon. If, from time to time during the term of the Repurchase Option, there is (i) any stock dividend, stock split or other change in the Shares, or (ii) any merger or sale of all or substantially all of the assets or other acquisition of the Company, any and all new, substituted or additional securities to which the Purchaser is entitled by reason of the Purchaser's ownership of the Shares shall be immediately subject to this escrow, deposited with the Escrow Holder and included thereafter as "Shares" for purposes of this Agreement and the Repurchase Option.

        7. Legends. The share certificate evidencing the Shares, if any, issued hereunder shall be endorsed with the following legend (in addition to any legend required under applicable state securities laws):

        THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN RESTRICTIONS UPON TRANSFER AND RIGHTS OF REPURCHASE AS SET FORTH IN AN AGREEMENT BETWEEN THE COMPANY AND THE SHAREHOLDER, A COPY OF WHICH IS ON FILE WITH THE SECRETARY OF THE COMPANY.

        8. Adjustment for Stock Split. All references to the number of Shares and the purchase price of the Shares in this Agreement shall be appropriately adjusted to reflect any stock split, stock dividend or other change in the Shares which may be made by the Company after the date of this Agreement.

        9. Tax Consequences. The Purchaser has reviewed with the Purchaser's own tax advisors the federal, state, local and foreign tax consequences of this investment and the transactions contemplated by this Agreement. The Purchaser is relying solely on such advisors and not on any statements or representations of the Company or any of its agents. The Purchaser understands that the Purchaser (and not the Company) shall be responsible for the Purchaser's own tax liability that may arise as a result of the transactions contemplated by this Agreement. The Purchaser understands that Section 83 of the Internal Revenue Code of 1986, as amended (the "Code"), taxes as ordinary income the difference between the purchase price for the Shares and the Fair Market Value of the Shares as of the date any restrictions on the Shares lapse. In this context, "restriction" includes the right of the Company to buy back the Shares pursuant to the Repurchase Option. The Purchaser understands that the Purchaser may elect to be taxed at the time the Shares are purchased rather than when and as the Repurchase Option expires by filing an election under Section 83(b) of the Code with the IRS within 30 days from the date of purchase. The form for making this election is attached as Exhibit A-5 hereto.

               THE PURCHASER ACKNOWLEDGES THAT IT IS THE PURCHASER'S SOLE RESPONSIBILITY AND NOT THE COMPANY'S TO FILE TIMELY THE ELECTION UNDER SECTION 83(b), EVEN IF THE PURCHASER REQUESTS THE COMPANY OR ITS REPRESENTATIVES TO MAKE THIS FILING ON THE PURCHASER'S BEHALF.

        10.    General Provisions.

               (a) This Agreement shall be governed by the internal substantive laws, but not the choice of law rules of California. This Agreement, subject to the terms and conditions of the Plan and the Notice of Grant, represents the entire agreement between the parties with respect to the purchase of the Shares by the Purchaser. Subject to Section 15(c) of the Plan, in the event of a conflict between the terms and conditions of the Plan and the terms and conditions of this Agreement, the terms and conditions of the Plan shall prevail. Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Agreement.

               (b) Any notice, demand or request required or permitted to be given by either the Company or the Purchaser pursuant to the terms of this Agreement shall be in writing and shall be deemed given when delivered personally or deposited in the U.S. mail, First Class with postage prepaid, and addressed to the parties at the addresses of the parties set forth at the end of this Agreement or such other address as a party may request by notifying the other in writing.

               Any notice to the Escrow Holder shall be sent to the Company's address with a copy to the other party hereto.

               (c) The rights of the Company under this Agreement shall be transferable to any one or more persons or entities, and all covenants and agreements hereunder shall inure to the benefit of, and be enforceable by the Company's successors and assigns. The rights and obligations of the Purchaser under this Agreement may only be assigned with the prior written consent of the Company.
               (d) Either party's failure to enforce any provision of this Agreement shall not in any way be construed as a waiver of any such provision, nor prevent that party from thereafter enforcing any other provision of this Agreement. The rights granted both parties hereunder are cumulative and shall not constitute a waiver of either party's right to assert any other legal remedy available to it.

               (e) The Purchaser agrees upon request to execute any further documents or instruments necessary or desirable to carry out the purposes or intent of this Agreement.

               (f) PURCHASER ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES PURSUANT TO SECTION 4 HEREOF IS EARNED ONLY BY CONTINUING SERVICE AS A SERVICE PROVIDER AT THE WILL OF THE COMPANY (AND NOT THROUGH THE ACT OF BEING HIRED OR PURCHASING SHARES HEREUNDER). PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT THIS AGREEMENT, THE TRANSACTIONS CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS A SERVICE PROVIDER FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL, AND SHALL NOT INTERFERE WITH PURCHASER'S RIGHT OR THE COMPANY'S RIGHT TO TERMINATE PURCHASER'S RELATIONSHIP AS A SERVICE PROVIDER AT ANY TIME, WITH OR WITHOUT CAUSE.

        By Purchaser's signature below, Purchaser represents that he or she is familiar with the terms and provisions of the Plan, and hereby accepts this Agreement subject to all of the terms and provisions thereof. Purchaser has reviewed the Plan and this Agreement in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Agreement and fully understands all provisions of this Agreement. Purchaser agrees to accept as binding, conclusive and final all decisions or interpretations of the Administrator upon any questions arising under the Plan or this Agreement. Purchaser further agrees to notify the Company upon any change in the residence indicated in the Notice of Grant.

DATED:  _____________________

PURCHASER:                                           MERIDIAN DATA, INC.

------------------------------              ----------------------------------
Signature                                                     By

------------------------------              ----------------------------------
Print Name                                                    Title

                                   EXHIBIT A-2

                      ASSIGNMENT SEPARATE FROM CERTIFICATE



     FOR VALUE RECEIVED I, __________________________, hereby sell, assign and transfer unto (__________) shares of the Common Stock of Meridian Data, Inc. standing in my name of the books of said corporation represented by Certificate No. _____ herewith and do hereby irrevocably constitute and appoint to transfer the said stock on the books of the within named corporation with full power of substitution in the premises.

        This Stock Assignment may be used only in accordance with the Restricted Stock Purchase Agreement (the "Agreement") between________________________ and the undersigned dated ______________, 19__.


Dated: _______________, 19


                                       Signature:______________________________


















INSTRUCTIONS: Please do not fill in any blanks other than the signature line. The purpose of this assignment is to enable the Company to exercise the Repurchase Option, as set forth in the Agreement, without requiring additional signatures on the part of the Purchaser.

                                   EXHIBIT A-3

                            JOINT ESCROW INSTRUCTIONS


                                                                    ______,19

Corporate Secretary
Meridian Data, Inc.
5615 Scotts Valley Drive
Scotts Valley, CA  95066



Dear           :

        As Escrow Agent for both Meridian Data, Inc., a California corporation (the "Company"), and the undersigned purchaser of stock of the Company (the "Purchaser"), you are hereby authorized and directed to hold the documents delivered to you pursuant to the terms of that certain Restricted Stock Purchase Agreement ("Agreement") between the Company and the undersigned, in accordance with the following instructions:

        1. In the event the Company and/or any assignee of the Company (referred to collectively as the "Company") exercises the Company's Repurchase Option set forth in the Agreement, the Company shall give to Purchaser and you a written notice specifying the number of shares of stock to be purchased, the purchase price, and the time for a closing hereunder at the principal office of the Company. Purchaser and the Company hereby irrevocably authorize and direct you to close the transaction contemplated by such notice in accordance with the terms of said notice.

        2. At the closing, you are directed (a) to date the stock assignments necessary for the transfer in question, (b) to fill in the number of shares being transferred, and (c) to deliver same, together with the certificate evidencing the shares of stock to be transferred, to the Company or its assignee, against the simultaneous delivery to you of the purchase price (by cash, a check, or some combination thereof) for the number of shares of stock being purchased pursuant to the exercise of the Company's Repurchase Option.

        3. Purchaser irrevocably authorizes the Company to deposit with you any certificates evidencing shares of stock to be held by you hereunder and any additions and substitutions to said shares as defined in the Agreement.
Purchaser does hereby irrevocably constitute and appoint you as Purchaser's attorney-in-fact and agent for the term of this escrow to execute with respect to such securities all documents necessary or appropriate to make such securities negotiable and to complete any transaction herein contemplated, including but not limited to the filing with any applicable state blue sky authority of any required applications for consent to, or notice of transfer of, the securities. Subject to the provisions of this paragraph 3, Purchaser shall exercise all rights and privileges of a shareholder of the Company while the stock is held by you.

        4. Upon written request of the Purchaser, but no more than once per calendar year, unless the Company's Repurchase Option has been exercised, you shall deliver to Purchaser a certificate or certificates representing so many shares of stock as are not then subject to the Company's Repurchase Option. Within 90 days after Purchaser ceases to be a Service Provider, you shall deliver to Purchaser a certificate or certificates representing the aggregate number of shares held or issued pursuant to the Agreement and not purchased by the Company or its assignees pursuant to exercise of the Company's Repurchase Option.

        5. If at the time of termination of this escrow you should have in your possession any documents, securities, or other property belonging to Purchaser, you shall deliver all of the same to Purchaser and shall be discharged of all further obligations hereunder.

        6. Your duties hereunder may be altered, amended, modified or revoked only by a writing signed by all of the parties hereto.

        7. You shall be obligated only for the performance of such duties as are specifically set forth herein and may rely and shall be protected in relying or refraining from acting on any instrument reasonably believed by you to be genuine and to have been signed or presented by the proper party or parties. You shall not be personally liable for any act you may do or omit to do hereunder as Escrow Agent or as attorney-in-fact for Purchaser while acting in good faith, and any act done or omitted by you pursuant to the advice of your own attorneys shall be conclusive evidence of such good faith.

        8. You are hereby expressly authorized to disregard any and all warnings given by any of the parties hereto or by any other person or corporation, excepting only orders or process of courts of law, and are hereby expressly authorized to comply with and obey orders, judgments or decrees of any court. In case you obey or comply with any such order, judgment or decree, you shall not be liable to any of the parties hereto or to any other person, firm or corporation by reason of such compliance, notwithstanding any such order, judgment or decree being subsequently reversed, modified, annulled, set aside, vacated or found to have been entered without jurisdiction.

        9. You shall not be liable in any respect on account of the identity, authorities or rights of the parties executing or delivering or purporting to execute or deliver the Agreement or any documents or papers deposited or called for hereunder.

        10. You shall not be liable for the outlawing of any rights under the statute of limitations with respect to these Joint Escrow Instructions or any documents deposited with you.

        11. You shall be entitled to employ such legal counsel and other experts as you may deem necessary properly to advise you in connection with your obligations hereunder, may rely upon the advice of such counsel, and may pay such counsel reasonable compensation therefor.

        12. Your responsibilities as Escrow Agent hereunder shall terminate if you shall cease to be an officer or agent of the Company or if you shall resign by written notice to each party. In the event of any such termination, the Company shall appoint a successor Escrow Agent.

        13. If you reasonably require other or further instruments in connection with these Joint Escrow Instructions or obligations in respect hereto, the necessary parties hereto shall join in furnishing such instruments.

        14. It is understood and agreed that should any dispute arise with respect to the delivery and/or ownership or right of possession of the securities held by you hereunder, you are authorized and directed to retain in your possession without liability to anyone all or any part of said securities until such disputes shall have been settled either by mutual written agreement of the parties concerned or by a final order, decree or judgment of a court of competent jurisdiction after the time for appeal has expired and no appeal has been perfected, but you shall be under no duty whatsoever to institute or defend any such proceedings.

        15. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post Office, by registered or certified mail with postage and fees prepaid, addressed to each of the other parties thereunto entitled at the following addresses or at such other addresses as a party may designate by ten days' advance written notice to each of the other parties hereto.


               COMPANY:                     Meridian Data, Inc.
                                            5615 Scotts Valley Drive
                                            Scotts Valley, CA  95066

               PURCHASER:





               ESCROW AGENT:                Corporate Secretary
                                            Meridian Data, Inc.
                                            5615 Scotts Valley Drive
                                            Scotts Valley, CA  95066

        16. By signing these Joint Escrow Instructions, you become a party hereto only for the purpose of said Joint Escrow Instructions; you do not become a party to the Agreement.

        17. This instrument shall be binding upon and inure to the benefit of the parties hereto, and their respective successors and permitted assigns.

        18. These Joint Escrow Instructions shall be governed by, and construed and enforced in accordance with, the internal substantive laws, but not the choice of law rules, of California.

                                                     Very truly yours,

                                                     MERIDIAN DATA, INC.


                                                     ---------------------------
                                                     By

                                                     ---------------------------
                                                     Title

                                                     PURCHASER:

                                                     ---------------------------
                                                     Signature

                                                     ---------------------------
                                                     Print Name


ESCROW AGENT:


-------------------------------------
Corporate Secretary

                                   EXHIBIT A-4

                                CONSENT OF SPOUSE


        I,  ____________________,  spouse of ___________________,  have read and approve the foregoing Restricted Stock Purchase Agreement (the "Agreement"). In consideration of the Company's grant to my spouse of the right to purchase shares of Meridian Data, Inc., as set forth in the Agreement, I hereby appoint my spouse as my attorney-in-fact in respect to the exercise of any rights under the Agreement and agree to be bound by the provisions of the Agreement insofar as I may have any rights in said Agreement or any shares issued pursuant thereto under the community property laws or similar laws relating to marital property in effect in the state of our residence as of the date of the signing of the foregoing Agreement.

Dated: _______________, 19


                                                     ---------------------------
                                                     Signature of Spouse

                                   EXHIBIT A-5
                          ELECTION UNDER SECTION 83(b)
                      OF THE INTERNAL REVENUE CODE OF 1986

The undersigned taxpayer hereby elects, pursuant to Section 83(b) of the Internal Revenue Code of 1986, as amended, to include in taxpayer's gross income for the current taxable year the amount of any compensation taxable to taxpayer in connection with his or her receipt of the property described below:

     1. The name, address, taxpayer identification number and taxable year of the undersigned are as follows:

        NAME:                  TAXPAYER:                   SPOUSE:

        ADDRESS:

        IDENTIFICATION NO.:     TAXPAYER:                  SPOUSE:

        TAXABLE YEAR:

     2. The property with respect to which the election is made is described as follows: shares (the "Shares") of the ---------- Common Stock of Meridian Data, Inc. (the "Company").

     3. The date on which the property was transferred is: , 19__.

     4. The property is subject to the following restrictions:

        The Shares may be repurchased by the Company, or its assignee, upon certain events. This right lapses with regard to a portion of the Shares based on the continued performance of services by the taxpayer over time.

     5. The fair market value at the time of transfer, determined without regard to any restriction other than a restriction which by its terms will never lapse, of such property is: $---------------.

     6. The amount (if any) paid for such property is:

        $---------------.

The undersigned has submitted a copy of this statement to the person for whom the services were performed in connection with the undersigned's receipt of the above-described property. The transferee of such property is the person performing the services in connection with the transfer of said property.

The undersigned understands that the foregoing election may not be revoked except with the consent of the Commissioner.

Dated:  ___________________, 19____  ___________________________________________
                                                    Taxpayer


The undersigned spouse of taxpayer joins in this election.

Dated:  ___________________, 19____  ___________________________________________
                                                    Spouse of Taxpayer