Form 10-Q
period 1999-06-30
MERIDIAN DATA INC
filed 1999-08-16
CIK 864568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number    0-21200

                               MERIDIAN DATA, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       77-0188708
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


 5615 Scotts Valley Drive, California                                   95066
 ------------------------------------                                 ----------
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

The number of shares of Common Stock, no par value, outstanding on August 11, 1999, was 8,700,170.









Exhibit index on page 23.                                           Page 1 of 29

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MERIDIAN DATA, INC.
BALANCE SHEETS                                        June 30,      December 31,
(in thousands, except per share data )                   1999              1998
-------------------------------------------------------------------------------
ASSETS                                               (unaudited)
Current assets:
     Cash and cash equivalents                        $ 7,225           $11,049
     Marketable securities                              4,659             7,794
     Accounts receivable (net of allowance
        for returns and doubtful accounts of $412
        and $351, respectively)                         2,149             2,632
     Inventories                                        3,258             2,687
     Other assets                                         184               132
                                                       ------            ------
         Total current assets                          17,475            24,294

Property and equipment at cost,
   less accumulated depreciation                          427               579
Other assets                                               11                15
                                                       ------            ------
                                                      $17,913           $24,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $ 2,482           $ 2,895
     Accrued payroll and related expenses               1,446             1,675
     Accrued advertising and promotion                  1,908             2,283
     Other accrued liabilities                          1,638             1,794
                                                       ------            ------
         Total current liabilities                      7,474             8,647
                                                       ------            ------

Stockholders' equity:
 Preferred stock, $0.001 par value, 5,000 shares
  authorized, and no shares issued and outstanding         --                --
 Common stock, $0.001 par value, 35,000 shares
  authorized, 8,443 and 8,134 shares issued
  and outstanding, respectively                             8                 8
 Additional paid-in capital                            65,963            65,525
 Accumulated deficit                                  (55,532)          (49,292)
                                                       ------            ------
         Total stockholders' equity                    10,439            16,241
                                                       ------            ------
                                                      $17,913           $24,888
                                                       ======            ======

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENT OF OPERATIONS
(In thousands, except per share data, unaudited)
                             Three months ended June 30,     Six months ended June 30,
                                1999                 1998         1999               1998
                              ------               ------       ------             ------
Revenues
  Product sales              $ 3,893              $ 4,237      $ 7,945            $ 7,560
                              ------               ------       ------             ------
Costs and expenses:
  Cost of product sales        2,581                2,367        5,187              4,120
  Research and development     1,073                1,852        2,169              3,491
  Sales and marketing          2,574                4,554        5,290              6,469
  General and administrative   1,207                  702        1,888              1,346
                              ------               ------       ------             ------
    Total costs and expenses   7,435                9,475       14,534             15,426
                              ------               ------       ------             ------
Loss from operations          (3,542)              (5,238)      (6,589)            (7,866)

Interest income, net             149                  374          349                776
                              ------               ------       ------             ------
Loss before income taxes      (3,393)              (4,864)      (6,240)            (7,090)
                              ------               ------       ------             ------
Net loss                     $(3,393)             $(4,864)     $(6,240)           $(7,090)
                              ======               ======       ======             ======


Net loss per share:
    Basic                    $ (0.41)             $ (0.55)     $ (0.76)           $ (0.80)
                              ======               ======       ======             ======
    Diluted                  $ (0.41)             $ (0.55)     $ (0.76)           $ (0.80)
                              ======               ======       ======             ======

Weighted average common
  shares and equivalents:
    Basic                      8,342                8,837        8,239              8,817
                              ======               ======       ======             ======
    Diluted                    8,342                8,837        8,239              8,817
                              ======               ======       ======             ======

The accompanying notes are an integral part of these financial statements.

MERIDIAN DATA, INC.
STATEMENTS OF CASH FLOWS
                                                       Six months ended June 30,
(In thousands)                                             1999            1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
        Net loss                                        $(6,240)        $(7,090)
   Adjustments to reconcile net loss to net
          cash used in operating activities:
     Depreciation and amortization                          242             255
     Changes in assets and liabilities:
           Accounts receivable                              483            (603)
           Inventories                                     (571)           (536)
           Other assets                                     (48)           (118)
           Accounts payable                                (413)            710
           Accrued payroll and related expenses            (229)            (76)
           Accrued advertising and promotion               (375)            501
            Other accrued liabilities                      (156)            615
                                                         ------          ------
           Net cash used in operating activities         (7,307)         (6,342)
                                                         ------          ------

Cash flows from investing activities:
     Purchases of property and equipment                    (90)           (295)
     Redemption of marketable securities                 13,946          31,538
     Additions to marketable securities                 (10,812)        (27,869)
                                                         ------          ------
           Net cash provided by  investing activities     3,045           3,374
                                                         ------          ------

Cash flows from financing activities:
     Issuance of common stock related to stock plans        438             190
                                                         ------          ------
           Net cash provided by financing activities        438             190
                                                         ------          ------
Net decrease in cash and cash equivalents                (3,824)         (2,778)
Cash and cash equivalents at:
              Beginning of period                        11,049          15,167
                                                         ------          ------
              End of period                             $ 7,225         $12,389
                                                         ======          ======

Statement of cash flow supplemental disclosure:
     Total cash paid for interest during the period     $    15         $    19
     Total cash paid for  taxes during the period       $    12         $    38

The accompanying notes are an integral part of these financial statements.

                               MERIDIAN DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
            For The Six Months Ended June 30, 1999, and June 30, 1998

Note 1. General

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of Meridian
Data, Inc. (the "Company") as of the dates indicated and the results of operations for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, the financial information should be read in conjunction with the audited financial statements, and notes thereto, for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results for the interim period are not necessarily indicative of the results for the entire year.

Note 2.  Income taxes

The Company made no provision for income taxes in the second quarter of 1999 due to its net operating losses. The Company computes income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at June 30, 1999.

Note 3.  Inventories consist of the following (in thousands):

                   June 30, 1999      December 31, 1998
                   -------------      -----------------
                      (unaudited)
    Raw materials         $  742                 $  891
    Work-in-progress       1,248                    797
    Finished goods         1,268                    999
                           -----                  -----
                          $3,258                 $2,687
                           =====                  =====

Note 4. Acquisition:

On May 10, 1999 the Company signed a definitive merger agreement with Quantum Corporation ("Quantum"). The transaction is subject to the approval of Meridian Data's stockholders and certain other closing conditions. Under the terms of the agreement, which was amended on June 28, 1999, Meridian Data stockholders will receive 0.489 of a share of Quantum DLT & Storage Systems Group common stock and half as many shares (or 0.2445 shares) of Quantum Hard Disk Drive Group common stock for each share of Meridian Data common stock that they own, subject to adjustment based on the trading range of Quantum stock prior to the completion of the merger.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, including such items discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary significantly from those described. In accordance with provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors beginning on page 11.

General
         The Company develops and markets network-attached storage ("NAS") devices utilizing both optical disk and conventional hard drive technologies for the PC LAN environment, as well as CD-ROM enterprise servers. In response to a decrease in the market for its CD-ROM enterprise servers, Meridian embarked on the development of its first non-CD-ROM NAS device, the Snap! Server, in late 1996. The Company shipped its first Snap! Server in May of 1998. Meridian's expenses related to product development and marketing of the Snap! Server resulted in the Company posting substantial net operating losses for 1998 and the first six months of 1999 and the Company anticipates a loss for the second half of 1999. See "Risk Factors - New Product Development"; "- Rapid Technological Change"; "- Potential for Product Defects"; "- Competition"; "- Emerging markets"; "- Product concentration." The Snap! Server is a protocol-independent, NAS device targeted for the PC LAN environment. The
Company believes that the Snap! Server provides superior ease-of-use and installation of any competitive product or competing method for adding storage to PC LAN networks. The Company's Snap! Server retails for under $1,000. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's CD-ROM products. There can be no assurance that the Company's distributors and VARs will be able to effectively market the Snap! Server, nor that the Company will be successful in developing alternate channels of distribution. Nor can there be any assurance that the Snap! Server will be a commercial success. A failure of the Company's distributors and VARs to successfully market the Company's new products, or the failure to develop new channels of distribution, or the failure to obtain market acceptance for the Snap! Server, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         On May 10, 1999 the Company signed a definitive merger agreement with Quantum Corporation ("Quantum"). The transaction is subject to the approval of Meridian Data's stockholders and certain other closing conditions. Under the terms of the agreement, which was amended on June 28, 1999, Meridian Data stockholders will receive 0.489 of a share of Quantum DLT & Storage Systems Group common stock and half as many shares (or 0.2445 shares) of Quantum Hard Disk Drive Group common stock for each share of Meridian Data common stock that they own, subject to adjustment based on the trading range of Quantum stock prior to the completion of the merger. The merger with Quantum will provide the Company with the financial and marketing resources to realize greater success with the Snap! Server than the Company could otherwise achieve.

Results of operations

Revenues

Product sales

         Product sales in the second quarter and first six months of 1999 were $3.9 million and $7.9 million, respectively, a decrease of approximately $0.3 million and an increase of $0.4 million from the corresponding periods of 1998. Included in the Company's sales for the second quarter and first six months of 1999 were approximately $1.2 million and $2.9 million, respectively, in revenues related to sales of Meridian's Snap! Server. There were no revenues related to the Snap! Server in the corresponding periods of 1998. The decrease in total sales was due to the continuing decline in the overall market for CD ROM/DVD products. Due to the increasing use of the Internet as a medium for distributing data that was once only available on CD ROM/DVD, Meridian believes that the decline in the CD ROM/DVD market will continue for the foreseeable future. As such, CD ROM/DVD revenues in 1999 will be less than in 1998. Future increases in Snap! Server revenues will be dependent on increasing market acceptance of Snap! Server technology. If this acceptance were not to develop, or to develop more slowly than the Company anticipates, Meridian's results of operations and liquidity would be adversely affected.

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

Gross Margin

         The Company's gross margin decreased to 34% and 35% in the second quarter and first six months of 1999, respectively, from 44% and 46% for the comparable periods of 1998. The decrease in gross margin was primarily due to lower total sales against relatively fixed manufacturing costs and a shift in sales towards Snap! Server products which have overall lower gross margins then the Company's CD ROM/DVD products.

         As a result of the continuing shift in the Company's product sales towards Snap! Server products from higher margin CD ROM /DVD products, Meridian anticipates that its overall gross margins will continue to decrease in the second half of 1999.

         For a discussion of certain other risks that may affect the Company's future cost of product sales, see "Risk Factors-Dependence on Third party
Suppliers" and "-Expansion of International Operations; Foreign Currency Fluctuations."


Operating Expenses

Research and development

         Research and development expense decreased to $1.1 million and $2.2 million in the second quarter and first six months of 1999, respectively, from $1.9 million and $3.5 million for the comparable periods of 1998. These decreases were related primarily to completion of the development of the Snap! Server in 1998. The Company anticipates that research and development expenses will continue to decrease in the second half of 1999.

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

Sales and marketing

         Sales and marketing expense decreased to $2.6 million and $5.3 million in the second quarter and first six months of 1999, respectively, from $4.6 million and $6.5 million for the corresponding periods of 1998. Meridian's sales and marketing expenses in 1998 were primarily driven by expenses related to the introduction of the Snap! Server. There were no comparable product launch programs of this magnitude in 1999. Sales and marketing expense consists primarily of payroll and related expenses (including commissions), and advertising and promotional related expenses.

          There can be no assurance that Meridian's sales and marketing efforts will result in the successful introduction of new products or that any of such products, if developed, will be commercially successful. For a discussion of certain other risks that may relate to the Company's sales and marketing, see "Risk Factors-Dependence on Third Party Distributors" and "- Product Concentration."

General and administrative

         General and administrative expenses consist primarily of payroll, payroll related expenses and occupancy expenses. General and administrative expense increased to $1.2 million and $1.9 million in the second quarter and first six months of 1999, respectively, from $0.7 million and $1.3 million in the second quarter of 1998, respectively. These increases were primarily due to costs related to the company's pending merger with Quantum. See "- General."


Interest income

         Interest income decreased to $149,000 and $349,000 in the second quarter and first six months of 1999, respectively, from $374,000 and $776,000 for the corresponding periods of 1998. These decreases were due to lower invested cash balances. Future interest income will vary depending on the average invested balance and interest rates.

Income taxes

         The Company made no provision for income taxes in the first six months of 1999 due to its net operating losses. The Company computes income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rules and laws. Based on the Company's evaluation of the weight of available evidence it can not conclude that it is more likely than not that deferred income tax assets will be realized and therefore the Company has provided a full deferred income tax valuation allowance at June 30, 1999.

Capital resources and liquidity

         Meridian's negative cash flow from operations for the first six months of 1999 was primarily due to the net operating loss of $6.2 million and an increase in inventory. At June 30, 1999, the Company's principal source of liquidity consisted of cash and marketable securities totaling $11.9 million and accounts receivable of $2.1 million. To be successful in the NAS market, the Company believes that it will need to substantially increase its marketing related expenditures and increase its working capital to support higher inventory levels. Absent the pending merger with Quantum, the Company's current sources of liquidity would be insufficient to meet those higher working capital requirements. As such, if the merger with Quantum does not receive the required stockholder approvals, the Company will need to raise additional debt or equity capital within the next twelve months. The issuance of debt would substantially increase the Company's leverage and business risk, while the sale of additional equity would be dilutive to the Company's current stockholders. In addition, there can be no assurance that such debt or equity would be available to Meridian on terms acceptable to the Company. See "Risk Factors - Failure to Obtain Stockholder Approval of the Quantum Merger."


Year 2000 Issue

         The Year 2000 ("Y2K") Issue refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. The critical areas being addressed by Meridian are its internal computer systems, products made by the Company and relationships with external organizations. Meridian is addressing both information technology ("IT") and non-IT systems, which typically include embedded technology, such as microcontrollers. There are no known non-IT issues that will materially adversely impact the Company's information systems or manufacturing capabilities.

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

In early 1999, the Company initiated formal communications with its significant suppliers, contract manufacturers and financial institutions to evaluate their Y2K compliance plans and state of readiness and to determine whether any Y2K issues will impede the ability of such suppliers, contract manufacturers, or financial institutions (collectively "Providers") to continue to provide goods and services to the Company. To date, all key Providers have assured Meridian that the Providers goods and services and internal systems are Y2K compliant. However, our Providers are under no contractual obligation to provide such information to the Company. Accordingly, the Company may not be able to accurately evaluate the Y2K impact on its operations of products and services delivered by these third parties. Meridian has established procedures to ensure that products and internal systems from new suppliers are Y2K compliant. As a general matter, Meridian is vulnerable to any failure by its key suppliers and contract manufacturers to remedy their own Y2K issues, which could delay shipments of essential components and systems, thereby disrupting or halting the Company's manufacturing operations. Further, Meridian also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruptions caused by a Y2K issue, and there is little practical opportunity for Meridian to test or require Y2K compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. During 1999, Meridian plans to continue development of a contingency plan designed to address problems which might arise from the failure of its suppliers or contract manufacturers to timely and adequately address their Y2K issues.

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

Failure to Obtain Stockholder Approval of the Quantum Merger. To be successful in the NAS market, the Company believes that it will need to substantially increase its marketing related expenditures and increase its working capital to support higher inventory levels. Currently, the Company's cash, marketable securities, and accounts receivable are insufficient to meet those project liquidity needs over the next twelve months. The consummation of the Company's planned merger with Quantum will provide Meridian with the financial and marketing resources to meet these needs. Absent the proposed merger with Quantum, the Company must obtain either debt or equity financing in order to meet these anticipated liquidity needs. The issuance of debt would significantly increase the Company's leverage. The issuance of any additional equity securities would result in significant dilution to the Company's existing stockholders. In addition, there can be no assurance that such debt or equity financing would be available on terms acceptable to the Company. In addition, the failure to complete the merger with Quantum could result in a reduction in employee morale and a reduction in revenues as customers evaluate the potential viability of Meridian Data. The failure by the Company to adequately address these and similar issues would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Product Concentration. The Company's future financial performance continues to be contingent primarily on the success of, and growth in demand for its NAS products. The market for NAS appliances is new and undeveloped. There can be no assurance that the Company's products will be widely accepted in this emerging market. If demand for the Snap! Server, or other NAS devices, fails to develop, or develops more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, while there is a substantial installed base of CD-ROM/DVD drives in the United States, growth in the CD-ROM/DVD networking market is primarily in entry-level systems with low price points. There can be no assurance that the Company's products will be widely accepted in this market. If demand for the Company's CD-ROM/DVD networking products continues to decrease, and demand for NAS products does not develop, the Company's business, financial condition and results of operations would be materially adversely affected.

Snap Server. The Company is actively developing additional products for its Snap! Server family of products. This entails further expansion into non-CD-ROM/DVD networking markets, in which the Company has minimal experience. Such entry entails substantially higher costs and risks to the Company in the form of new and well established competition, and competitive dynamics different than those experienced in the CD-ROM/DVD networking market. In attempting to successfully enter the NAS market and other new markets, the Company will have to commit to significant levels of engineering, sales and marketing expenditures. With respect to NAS, Meridian must also successfully educate the market concerning the practicality of changing from conventional means of adding storage capacity to PC networks to installing its Snap! Server, or related products. There can be no assurance that the Company will be successful in marketing its Snap! Server or other new products, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of future Snap! Server products or other new products, or that its Snap! Server or other new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce current and future Snap! Server products or other new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition and results of operations will all be materially adversely affected. It is likely that the Company's potential new products will be subject to significant technical risk due to their complexity and the difficulty in gauging the engineering effort required to produce such products. There can be no assurance that future Snap! Server products and other potential new products will be introduced on a timely basis or at all. In addition, there can be no assurance that the Company will be able to continue to offer the functionality and ease-of-use that it believes future Snap! Server products require for a successful introduction. If the new products are delayed, do not offer the functionality and ease-of-use envisioned, or do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected. As a result of uncertainty with respect to Snap! Server revenues and anticipated expenses required to successfully develop and market this product, the Company anticipates that it may operate at a substantial net operating loss through the end of 1999.

Negative Impacts of Accelerating NAS Market Growth. IDC and Dataquest have predicted that the market for NAS devices will grow from between $398 million and $918 million, respectively, in 1999, to between $4.4 billion and $5.1 billion, respectively, in 2003. Meridian's business plan is centered around this market and the Company's ability to achieve a significant share of this predicted growth. The failure of the NAS market to grow as anticipated, or the failure of the Company to obtain a share of this growth could potentially have a material, adverse impact on the Company's liquidity and results of operations, including resulting in a default on any debt that the Company may be required to issue in order to meet its projected liquidity needs in the event that the Company's stockholders were to fail to approve the pending merger with Quantum.

Dependence on New Distribution Channels. The Company's VARs, catalogs, and business-to-business retailers play a significant role in its Snap! Server sales strategy. In addition, as the market for the Company's CD-ROM/DVD products transition from enterprise-servers to workgroup-servers, the Company anticipates that catalogs and business-to-business retailers will account for an increasingly greater proportion of the Company's CD ROM/DVD revenues. Early in 1998, some of the Company's existing CD-ROM/DVD workgroup-server products began utilizing the same new distribution channels as the Company's Snap! Server, in addition to the Company's traditional channels, distributors, VARs and direct sales/telemarketing. To increase its revenues, the Company must implement marketing strategies designed to indirectly generate end-user demand through such new distribution channels. There can be no assurance that the Company will be able to effectively design and implement such strategies or that such strategies will be successful in generating such end-user demand. The Company's agreements or purchase orders with its catalog and business-to-business retailers typically allow for extended payment terms and substantial rights of return. While the Company will provide for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, financial condition and results of operations. The Company's business, financial condition and results of operations could also be materially adversely affected by changes in catalog or business-to-business retailers' inventory strategies, which could occur rapidly, and may be unrelated to end user demand. A failure of the Company's new distribution channels to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the extended payment terms required by these customers, the Company's liquidity may be adversely impacted by the timing of payments required by its vendors preceding the receipt of payments from retail customers.

Competition. Initially, the Company's Snap! Server competes with alternative methods of adding storage to PC LAN networks such as adding new PC servers from companies such as Dell, Compaq, Hewlett Packard and International Business Machines Corporation ("IBM"), adding additional disk drives from manufacturers such as Seagate and Maxtor to existing servers, and potential new competition. Recently, many large, established companies, such as Intel and the Netgear Division of Nortel Networks, have either entered the network-attached storage market, or announced their intention to do so. These companies in particular and others similar to them, and the Company's competitors in general, include large domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to the Snap! Server or adapt more quickly than the Company to new or emerging technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

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

Dependence on Third Party Distributors. The Company derives substantially all of its product sales through distributors, VARs, and business-to-business retailers. Two distributors accounted for 41% and 23%, respectively, of the Company's 1998 product sales. The loss of either of these distributors, or certain other distributors, VARs, or retailers would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's contractual relationships with its distributors, VARs, and retailers can generally be canceled upon notice to the Company. Certain of the Company's distributors, VARs, and retailers also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. In addition, effective distributors, VARs, and retailers must devote significant technical, marketing and sales resources to an often lengthy sales cycle. There can be no assurance that the Company's current distributors, VARs, and retailers will continue to market the Company's products effectively or that economic or industry conditions will not adversely affect such distributors, VARs, and retailers. Because the Company sells a significant portion of its products through distributors, VARs, and retailers it is difficult for the Company to monitor end user demand for its products on a current basis. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company's distributors and retailers typically are allowed by contract to return products, subject to certain limitations, without charge or penalty. While the Company provides for a reserve for future returns, there can be no assurance that the reserve will adequately cover actual product returns. Excessive or unanticipated returns could materially adversely affect the Company's business, financial condition and results of operations. The Company's business, financial condition and results of operations could also be materially adversely affected by changes in distributors' or retailers inventory strategies, which could occur rapidly, and may be unrelated to end user demand. There can be no assurance that the Company's distributors, VARs, and retailers will continue to market the Company's existing products. A failure of the Company's distributors, VARs, and retailers to successfully market the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company began shipping its Snap! Server in the second quarter of 1998. The Snap! Server requires different marketing, sales and distribution strategies than those for the Company's current CD-ROM/DVD products. As such, it entails significant new risks to Meridian. There can be no assurance that the Company's distributors, VARs, and retailers will choose or be able to effectively market this new product or that the Company will be successful in developing alternate channels of distribution. Initial stocking orders from distributors or retailers may not be indicative of long-term end user demand. The Company's contracts with distributors and purchase orders from retailers typically allow distributors and retailers of the Snap! Server and other new products to return products, subject to certain limitations, without charge or penalty. The Company provides for a reserve for returns based on its contractual obligations. A failure of the Company's distributors, VARs, and retailers to successfully market this product, or the failure to establish other means of marketing, sales, and distribution, would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Third Party Suppliers. The Company is dependent on a small number of suppliers for certain key components used in its products, including CD-ROM and DVD drives, microprocessors, integrated circuits and power modules. The Company purchases these components pursuant to periodic purchase orders, does not carry significant inventories of these components, and has no long-term supply arrangements. In addition, certain subassemblies used in the Company's products are manufactured by a single third party vendor. The loss of a key supplier or a disruption to the business of a key supplier could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company believes that alternative sources of components or subassemblies could be arranged, the process of qualifying new suppliers could be lengthy and could require substantial modification of the Company's products to ensure compatibility. There can be no assurance that any additional source would be available to the Company at all or on a timely basis or at a cost acceptable to the Company. Any disruption or reduction or termination in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, there has been significant unexpected growth in the demand for CD-ROM/DVD drives, which has caused temporary supply disruptions. These components are only available from a limited number of manufacturers, most of which are Japanese manufacturers. The Company has experienced in the past, and may experience in the future, an adverse impact on the cost in dollars of certain components purchased from Japanese manufacturers due to fluctuations in the exchange rate for the yen. Moreover, the Company has been required to make spot market purchases for certain components at premium prices. In the third quarter of 1995, the Company experienced temporary delays in obtaining the drives required for its products. If such delays reoccur or the Company is required to purchase components at a higher cost due to fluctuating currency exchange rates, spot market shortages or other factors, the Company may be unable to ship products on the schedule anticipated or may sustain higher product costs with a resulting adverse effect on the Company's business, financial condition and results of operations.

         The Company manufacturing of the Snap! Server, including final assembly and testing, is contracted out to third party vendors, some of whom may be located in Asia. Meridian is currently dependent on a few third party contractors. Like its CD-ROM/DVD counterparts, the Snap! Server is also dependent on a small number of suppliers for certain key components and parts, including microprocessors, integrated circuits and power modules. In addition, certain subassemblies used are manufactured by a single third party vendor. Financial, market or other developments adversely affecting the Company's key component suppliers, or the loss of a key subassembly manufacturer, could have an adverse effect on their ability to supply the Company with components or assemblies and, consequently, could have a material adverse effect upon the Company's business, financial condition and results of operations. The process of qualifying new suppliers or subassembly manufacturers would be lengthy, and there can be no assurance that any additional source would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from limited sources could have a material adverse effect on the Company's business, financial condition and results of operations

Rapid Technological Change; Potential for Product Defects; and Obsolesce. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis new products or product enhancements that respond to technological advances by others, or that these products will achieve market acceptance. In addition, companies in the industry have in the past experienced delays in the development, introduction and marketing of new and enhanced products, and there can be no assurance that the Company will not experience delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Possible Volatility of Stock Price. Following the announcement of the Company's pending merger with Quantum, the market price of the Company's common stock has primarily been affected by the market price for Quantum's common stock. The Company believes that prior to the announcement of the pending Quantum merger the market price of Company's common stock has been, and following any failure to consummate the Quantum merger the market price of the Company's common stock may continue to be, affected by factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the CD-ROM/DVD networking and NAS industries, and changes in the general economy. These and other factors could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's common stock.

Anti-Takeover Effect of Stockholder Rights Plan and Certain Charter and Bylaw Provisions. In July 1997, the Company's Board of Directors adopted a Preferred Shares Rights Plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% of more of the Company's Common Stock. On May 9, 1999, the Company amended the Rights Plan to create an exception in the Rights Plan for the proposed merger with Quantum and make certain other changes.

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

2.3 Agreement and Plan of Merger and Reorganization, dated as of May 10, 1999, among Quantum Corporation, Defiant Acquisition Sub, Inc., and Meridian Data, Inc., previously filed as Exhibit 2.1 to the Company's Current Report on form 8-K dated may 21, 1999 and incorporated herein by reference.

2.4 First amendment to the Agreement and Plan of Merger and Reorganization among Quantum Corporation, Defiant Acquisition Sub, Inc., and Meridian Data, Inc., dated as of June 28, 1999.

3.1 Certificate of Incorporation of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 3.1 to Registration of Securities of Certain Successor Issues on Form 8-B and incorporated herein by reference.

3.2 Bylaws of Meridian Data, Inc., a Delaware corporation, as amended, previously filed as exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 1999, and incorporated herein by reference.

4.1 Specimen Common Stock certificate of Meridian Data, Inc., a Delaware corporation, previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

4.2 Amended and restated Preferred Shares Purchase Rights Plan dated May 9, 1999, previously filed on Form 8-A dated May 14, 1999.

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

10.5 Amended and Restated 1992 Employee Stock Purchase Plan and form of subscription agreement thereunder filed as Exhibit 10.5, previously filed as exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1999, and incorporated herein by reference.

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

10.15Amendment to the Master Work Agreement and Marketing Agreement dated as of March 31, 1994, between Parallan Computer, Inc. and IBM Corporation previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated herein by reference.

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

10.19Meridian Data, Inc. 1997 Incentive Stock Plan and form of agreement thereunder filed as Exhibit 10.19. . Previously filed as exhibit 10.19 to the Quarterly Report on form 10Q for the period ended March 31, 1999, and incorporated herein by reference.

10.20Loan and Security Agreement dated July 31, 1998 between Silicon Valley Bank and Meridian Data, Inc., previously filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, and incorporated herein by reference.

27   Financial Data Schedule


(b)      Reports on Form 8-K.
           1.  Current report on Form 8-K, dated May 21, 1999.
           2.  Current report on Form 8-K, dated July 16, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                 MERIDIAN DATA, INC.


Date: August 16, 1999                            /s/ GIANLUCA U. RATTAZZI
                                                     ====================
                                                     Gianluca U. Rattazzi,
                                                     President and Chief
                                                     Executive Officer.


Date: August 16, 1999                            /s/ ERIK E. MILLER
                                                     ====================
                                                     Erik E. Miller, Sr.
                                                     Vice President, Finance
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer).

                               MERIDIAN DATA, INC.
                                INDEX TO EXHIBITS

Exhibit   Item                                                            Page

2.4       First amendment to the Agreement and Plan of Merger
          and Reorganization among Quantum Corporation, Defiant
          Acquisition Sub, Inv., and Meridian Data, Inc., dated as
          of June 28, 1999.                                                 24

27        Financial Data Schedule                                           29

                                 FIRST AMENDMENT
                                       TO
                               AGREEMENT AND PLAN
                                       OF
                            MERGER AND REORGANIZATION

         THIS FIRST AMENDMENT TO THE AGREEMENT AND PLAN OF MERGER AND REORGANIZATION (this "First Amendment") made and entered into as of June 28, 1999, by and among: QUANTUM CORPORATION, a Delaware corporation ("Parent"); DEFIANT ACQUISITION SUB, INC., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"); and MERIDIAN DATA, INC., a Delaware corporation (the "Delaware Company") and MERIDIAN DATA, INC., a California corporation, to the extent such corporation is in existence, (the "California Company"), (the Delaware Company and the California Company are referred to collectively herein as the "Company", and "Principal Company" shall mean, as between the California Company and the Delaware Company, that corporation the shares of which are registered under Section 12(g) of the Securities Act immediately prior to the Closing), amends that certain Agreement and Plan of Merger and Reorganization, dated as of May 10, 1999, by and among Parent, Merger Sub, the Delaware Company and the California Company (the "Original Agreement"). Capitalized terms used but not defined herein shall have the meanings assigned to them in the Original Agreement.


                               W I T N E S S E T H

WHEREAS, the parties have entered into the Original Agreement on May 10, 1999;
and

WHEREAS, subject to the terms and conditions provided herein, the parties desire to amend the Original Agreement in accordance with Section 9.1 thereof. NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, and other good and valuable consideration, the receipt of which is acknowledged by the parties, the parties hereby agree as follows:

     1. Section 1.5(d) of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     (d) No fractional shares of Parent Common Stock shall be issued in connection with the Merger, and no certificates or scrip for any such fractional shares shall be issued. Any holder of Company Common Stock who would otherwise be entitled to receive a fraction of a share of Parent Common Stock (after aggregating all fractional shares of Parent Common Stock issuable to such holder) shall, in lieu of such fraction of a share and upon surrender of such holder's Company Stock Certificate(s) (as defined in Section 1.6), be paid in cash the dollar amount (rounded to the nearest whole cent), without interest, determined by multiplying such fraction by the closing price of a share of Parent Common Stock on the principal securities exchange or market on which the Parent Common Stock is then listed or quoted (which shall either be the Nasdaq National Market or the New York Stock Exchange ("NYSE")) on the Effective Date (or, if such date is not a trading day, then the trading day immediately preceding the Effective Date).

2. Section 3.8 of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     3.8 Valid Issuance. The shares of Parent Common Stock to be issued in the Merger will, when issued in accordance with the provisions of this Agreement, be duly authorized, validly issued, fully paid and nonassessable and issued in compliance with all applicable Federal and state securities laws and the rules and regulations of the principal securities exchange or market on which the Parent Common Stock is then listed or quoted (which shall either be the Nasdaq National Market or the NYSE).

3. Section 4.7 of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     4.7 Approval of Delaware Reincorporation. The Company shall take all action necessary under all applicable Legal Requirements to obtain the Required Company Stockholder Vote to ratify the filing of the Agreement and Plan of Merger, dated as of May 29, 1997, between the California Company and the Delaware Company (the "1997 Reincorporation") under the CCC and the DGCL, such that the Delaware Company shall be the Principal Company. The Company shall obtain such Required Company Stockholder Vote no later than the date of the Company Stockholders' Meeting.

4. Section 5.2(a) of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     (a) The Company shall take all action necessary under all applicable Legal Requirements to call, give notice of, convene and hold a meeting of the holders of Company Common Stock to (1) consider, act upon and vote upon the adoption and approval of this Agreement and the approval of the Merger and (2) to ratify the 1997 Reincorporation (the "Company Stockholders' Meeting"). The Company Stockholders' Meeting shall not be held fewer than twelve trading days following the Parent stockholders' meeting related to the tracking stock proposal (the "Parent Meeting") but will be held as promptly as practicable after the twelfth day following the Parent Meeting, and in any event within forty-five (45) days after the latest of (A) the date the Form S-4 Registration Statement is declared effective under the Securities Act or (B) the Parent Meeting; provided, however, that if the proxy materials for the Parent Meeting have not been mailed by August 31, 1999, then on August 31, 1999 the date for the Company Stockholders' Meeting shall be set for as soon as practicable thereafter and in any event no later than the later of (1) October 31, 1999 or (2)
          forty-five (45) days after the effective date of the Form S-4 Registration Statement; provided, however, that notwithstanding anything to the contrary contained in this Agreement, the Company may adjourn or postpone the Company Shareholders' Meeting to the extent necessary to ensure that any necessary supplement or amendment to the Joint Proxy Statement/Prospectus is provided to the Company's shareholders in advance of a vote on the Merger and this Agreement or, if as of the time for which Company Shareholders' Meeting is originally scheduled (as set forth in the Joint Proxy Statement/Prospectus) there are insufficient shares of Company Common Stock represented (either in person or by proxy) to constitute a quorum necessary to conduct the business of the Company's Shareholders' Meeting. The Company shall ensure that the Company Stockholders' Meeting is called, noticed, convened, held and conducted, and that all proxies solicited in connection with the Company Stockholders' Meeting are solicited, in compliance with all applicable Legal Requirements. The Company's obligation to call, give notice of, convene and hold the Company Stockholders' Meeting in accordance with this Section 5.2(a) shall not be limited or otherwise affected by the commencement, disclosure, announcement or submission of any Superior Offer or other Acquisition Proposal, or by any withdrawal, amendment or modification of the recommendation of the board of directors of the Company with respect to the Merger.

5. Section 5.10 of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     5.10 Listing. Parent shall use its best efforts to cause the shares of Parent Common Stock being issued in the Merger to be approved for listing (subject to notice of issuance) on the principal securities exchange or market on which the Parent Common Stock is then listed or quoted (which shall either be the Nasdaq National Market or the NYSE).

6. Section 6.4 of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     6.4 Stockholder Approval. This Agreement shall have been duly adopted and approved, and the Merger shall have been duly approved and the ratification of the 1997 Reincorporation shall have been duly approved, by the Required Company Stockholder Vote.

7. Section 6.5(e) of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     (e) a legal opinion of Cooley Godward LLP dated as of the Closing Date and addressed to Parent, to the effect that the Merger should constitute a reorganization within the meaning of Section 368 of the Code (it being understood that, in rendering such opinion, Cooley Godward LLP may rely upon the tax representation letters referred to in Section 5.9);

8. Section 6.13 of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     6.13 Reincorporation in Delaware. The Company shall have taken all action required under Section 4.7 hereof such that the Company's stockholders shall have ratified the 1997 Reincorporation and such that the
          Principal Company shall have succeeded to all of the rights, privileges, powers and franchises of the California Company, and if any capital stock shall have been issued by the Principal Company in the 1997 Reincorporation, such issuance shall have been in compliance with all applicable state securities or blue sky laws and shall have been exempt from registration under the Securities Act.

9. Section 7.5(a) of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     (a) a legal opinion of Brobeck, Phleger Harrison LLP, dated as of the Closing Date, to the effect that the Merger should constitute a reorganization within the meaning of Section 368 of the Code (it being understood that, in rendering such opinion, Brobeck, Phleger Harrison LLP may rely upon the tax representation letters referred to in
          Section 5.9), provided, however, that if Brobeck, Phleger & Harrison LLP fails to deliver such opinion, Cooley Godward LLP may deliver it and rely upon the tax representation letter referred to in Section 5.9; and

10. Section 7.7 of the Original Agreement is hereby amended and restated in its entirety to read as follows:

     7.7 Listing. The shares of Parent Common Stock to be issued in the Merger shall have been approved for listing (subject to notice of issuance) on the principal securities exchange or market on which the Parent Common Stock is then listed or quoted (which shall either be the Nasdaq National Market or the NYSE).

11. The definition of "Legal Requirement" in the Original Agreement is hereby amended and restated in its entirety to read as follows: Legal Requirement. "Legal Requirement" shall mean any federal, state, local, municipal, foreign or other law, statute, constitution, principle of common law, resolution, ordinance, code, edict, decree, rule, regulation, ruling or requirement issued, enacted, adopted, promulgated, implemented or otherwise put into effect by or under the authority of any Governmental Body (or under the authority of the principal securities exchange or market on which the Parent Common Stock is then listed or quoted (which shall either be the Nasdaq National Market or NYSE).

12. The definition of "Parent Average Stock Price" in the Original Agreement is hereby amended and restated in its entirety to read as follows: Parent Average Stock Price. "Parent Average Stock Price" shall mean the average of the closing sales price of a share of Parent Common Stock as reported on the principal securities exchange on which the Parent Common Stock is then listed or quoted (which shall either be the Nasdaq National Market or the NYSE) for each of the five (5) consecutive trading days ending on and including the second trading day immediately preceding the date on which a final vote of the stockholders of the Company on the adoption and approval of this Agreement and the approval of the Merger shall have been held. For example, if one share of Parent Common Stock, as constituted on the date hereof, is reconstituted into one share of Class A Common Stock and one-half of a share of Class B Common Stock, and the average of the closing sales price of a share of Class A Common Stock for such consecutive trading days is $15.00 and the average of the closing sales price of a share of Class B Common Stock for such five trading days is $10.00, then the Parent Average Stock Price would be $20.00 (i.e. $15.00 per Class A share plus the product of 0.5 of a Class B share times $10.00 per Class B share).

13. Clause (vi) of the definition of "Triggering Event" in the Original Agreement is hereby amended and restated in its entirety to read as follows: (vi) the Company shall have failed to hold the Company Stockholders' Meeting within forty-five (45) days after the later of (A) the date the Form S-4 Registration Statement is declared effective under the Securities Act or (B) either the Parent Meeting (if the proxy materials for the Parent Meeting shall have been mailed by August 31, 1999) or October 31, 1999 (if the proxy materials for the Parent Meeting shall not have been mailed by August 31, 1999);

14. Any reference in the Original Agreement to the term "Agreement" is deemed to refer to both the Original Agreement as well as the Original Agreement, as amended by this First Amendment.

15. Except as amended by this First Amendment, the Original Agreement remains in full force and effect.

16. This First Amendment is made under, and shall be construed and enforced in accordance with, the laws of the State of Delaware applicable to agreements made and to be performed solely therein, without giving effect to principles of conflicts of law.

17. This First Amendment may be executed in several counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have each caused this First Amendment to be executed as of the date first written above.

        QUANTUM CORPORATION


        By:/s/ MICHAEL BROWN
           Michael Brown,  Chairman, Chief Executive Officer and President


        DEFIANT ACQUISITION SUB, INC.


        By:/s/ PETER VAN CUYLENBURG
           Peter van Cuylenburg, Chairman, Chief Executive Officer and President


        MERIDIAN DATA, INC. (DELAWARE)


        By:/s/ GIANLUCA U. RATTAZZI
           Gianluca U. Rattazzi, President and Chief Executive Officer


        MERIDIAN DATA, INC. (CALIFORNIA)


        By:/s/GIANLUCA U. RATTAZZI
           Gianluca U. Rattazzi, President and Chief Executive Officer